Form 10-Q
period 1999-06-30
SUN COMMUNITY BANCORP LTD
filed 1999-08-12
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                        Commission file number 000-26191

                          SUN COMMUNITY BANCORP LIMITED
             (Exact name of registrant as specified in its charter)

          Arizona                                               86-0878747
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

2777 East Camelback Road, Suite 101, Phoenix, Arizona             85016
    (Address of principal executive offices)                    (Zip Code)

                                 (602) 955-6100
                         (Registrant's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common stock, No par value: 5,503,870 shares outstanding as of July 31, 1999.

                                      INDEX

PART I.  FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this document, including the Corporation's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of the Corporation and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend", "expect", "project", "estimate", "predict", "anticipate", "should", "believe", and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of the Corporation's efforts to implement its business strategy, (ii) changes in interest rates,
(iii) legislation or regulatory requirements adversely impacting the Corporation's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of the Corporation's banks and the Corporation's ability to respond to such actions, (ix) the cost of the Corporation's capital, which may depend in part on the Corporation's asset quality, prospects and outlook, (x) changes in governmental  regulation,  tax rates  and  similar  matters,  (xi)  "Year  2000"
computer, imbedded chip and data processing issues, and (xii) other risks detailed in the Corporation's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to the Corporation or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. The Corporation undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

Item 1. Financial Statements:
        Consolidated balance sheets - June 30, 1999 and
          December 31, 1998.                                                 3
        Consolidated statements of income - Three months and
          six months ended June 30, 1999 and 1998.                           4
        Consolidated statements of changes in stockholders' equity -
          Six months ended June 30, 1999 and 1998.                           5
        Consolidated statements of cash flows - Six months ended
          June 30, 1999 and 1998.                                            6
        Notes to consolidated financial statements.                          7
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                          10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                  19
Item 2. Changes in Securities.                                              19
Item 3. Defaults Upon Senior Securities.                                    19
Item 4. Submission of Matters to a Vote of Security Holders.                19
Item 5. Other Information.                                                  19
Item 6. Exhibits and Reports on Form 8-K.                                   19

SIGNATURES                                                                  20

                                 PART I, ITEM I

                          SUN COMMUNITY BANCORP LIMITED
                           Consolidated Balance Sheets
                    As of June 30, 1999 and December 31, 1998

                                                      June 30       December 31
                                                       1999            1998
                                                    ------------   ------------
ASSETS

Cash and due from banks                             $ 10,261,983   $  9,902,458
Interest-bearing deposits with banks                   8,675,043        858,955
Federal funds sold                                    36,350,000     37,600,000
                                                    ------------   ------------
     Total cash and cash equivalents                  55,287,026     48,361,413
Loans held for resale                                  2,309,497      1,275,788
Investment securities available for sale,
  carried at market value                             14,812,426     12,922,539
Portfolio loans:
  Commercial                                         109,032,305     60,366,282
  Real estate mortgage                                 5,108,113      4,371,401
  Installment                                          5,019,510      3,342,226
                                                    ------------   ------------
     Total portfolio loans                           119,159,928     68,079,909
  Less allowance for loan losses                      (1,231,000)      (696,000)
                                                    ------------   ------------
     Net portfolio loans                             117,928,928     67,383,909
Premises and equipment, net                            3,266,078      2,753,721
Accrued interest income                                  799,855        448,331
Other assets                                           3,745,098      2,432,336
                                                    ------------   ------------

            TOTAL ASSETS                            $198,148,908   $135,578,037
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                               $ 35,849,622   $ 28,033,128
  Interest-bearing                                   118,153,630     70,748,676
                                                    ------------   ------------
     Total deposits                                  154,003,252     98,781,804
Accrued interest on deposits and other liabilities     3,517,898        757,879
                                                    ------------   ------------
     Total liabilities                               157,521,150     99,539,683

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES       14,792,600      9,411,272

STOCKHOLDERS' EQUITY
 Common stock, no par value: 10,000,000 shares
  authorized; isuued and outstanding:
  1999 -- 3,853,870 shares
  1998 -- 3,847,060 shares                            26,863,516     26,795,416
Retained-earnings deficit                              (966,563)      (179,673)
Market value adjustment (net of tax effect) for
 investment securities available for sale
 (accumulated other comprehensive income)                (61,795)        11,339
                                                    ------------   ------------
     Total stockholders' equity                       25,835,158     26,627,082
                                                    ------------   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $198,148,908   $135,578,037
                                                    ============   ============

                          SUN COMMUNITY BANCORP LIMITED
                        Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 1999 and 1998

                                                        Three Months Ended              Six Months Ended
                                                             June 30                        June 30
                                                    ---------------------------    ---------------------------
                                                       1999             1998          1999             1998
                                                    -----------     -----------    -----------     -----------
Interest income:
  Portfolio loans (including fees)                  $ 3,059,032     $ 1,159,173    $ 5,317,056     $ 2,072,120
  Loans held for resale                                  23,967              --         52,442              --
  Taxable investment securities                         220,996         227,733        420,606         412,834
  Federal funds sold                                    428,345         242,705        888,971         479,671
  Interest-bearing deposits with banks and other         72,252           8,618        101,046           8,618
                                                    -----------     -----------    -----------     -----------
     Total interest income                            3,804,592       1,638,229      6,780,121       2,973,243
Interest expense:
  Demand deposits                                       709,041         306,131      1,255,321         576,077
  Savings deposits                                        2,846           2,095          6,010           3,836
  Time deposits                                         481,429         193,989        817,568         316,911
  Other                                                      --              16            308              16
                                                    -----------     -----------    -----------     -----------
     Total interest expense                           1,193,316         502,231      2,079,207         896,840
                                                    -----------     -----------    -----------     -----------
     Net interest income                              2,611,276       1,135,998      4,700,914       2,076,403
Provision for loan losses                               326,000          70,000        535,000         111,000
                                                    -----------     -----------    -----------     -----------
Net interest income after provision
 for loan losses                                      2,285,276       1,065,998      4,165,914       1,965,403
Noninterest income:
  Service charges on deposit accounts                   108,577          49,327        179,119          86,892
  Other                                                  39,218          24,456         87,251          45,435
                                                    -----------     -----------    -----------     -----------
     Total noninterest income                           147,795          73,783        266,370         132,327
Noninterest expense:
  Salaries and employee benefits                      1,637,611         464,468      3,047,772         873,666
  Occupancy                                             284,889          79,766        525,983         155,849
  Equipment rent, depreciation and maintenance          294,906         106,765        541,246         195,401
  Deposit insurance premiums                              5,032             954          7,165           1,919
  Other                                                 659,080         277,027      1,222,600         497,403
                                                    -----------     -----------    -----------     -----------
     Total noninterest expense                        2,881,518         928,980      5,344,766       1,724,238
                                                    -----------     -----------    -----------     -----------
Income (loss) before federal income taxes,
 minority interest and cumulative effect
 of change in accounting principle                     (448,447)        210,801       (912,482)        373,492
 Federal income taxes                                   (90,000)         94,000       (154,000)        169,000
                                                    -----------     -----------    -----------     -----------
Income (loss) before minority interest and
 cumulative effect of change in accounting              (358,447)        116,801       (758,482)        204,492
 principle
Credit resulting from minority interest in
 net losses of consolidated subsidiaries                133,538          34,058        357,820          63,800
                                                    -----------     -----------    -----------     -----------
NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                   (224,909)        150,859       (400,662)        268,292
Change in accounting principle -- Note B                     --              --       (386,228)             --
                                                    -----------     -----------    -----------     -----------

     NET INCOME (LOSS)                              $  (224,909)    $   150,859    $  (786,890)    $   268,292
                                                    ===========     ===========    ===========     ===========

     NET INCOME (LOSS) PER SHARE -- Note C

                          SUN COMMUNITY BANCORP LIMITED
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 1999 and 1998


                                                                                       Accumulated
                                                                         Retained-       Other
                                                         Common          Earnings     Comprehensive
                                                          Stock          Deficit         Income         Total
                                                          -----          -------         ------         -----
SIX MONTHS ENDED JUNE 30, 1998

Balances at January 1, 1998                            $ 9,863,512     $ (236,351)     $  62,725     $ 9,689,886

Issuance of 954,546 shares of common stock
 for cash consideration of $7.3333 per share             7,000,004                                     7,000,004

Components of comprehensive income:
 Net income for the period                                                268,292                        268,292
 Market value adjustment for investment
  securities available for sale (net of tax effect)                                      (48,255)        (48,255)
                                                                                                     -----------
     Comprehensive income for the period                                                                 220,037
                                                       -----------     ----------      ---------     -----------

     BALANCES AT JUNE 30, 1998                         $16,863,516     $   31,941      $  14,470     $16,909,927
                                                       ===========     ==========      =========     ===========

SIX MONTHS ENDED JUNE 30, 1999

Balances at January 1, 1999                            $26,795,416     $ (179,673)     $  11,339     $26,627,082

Issuance of 6,810 shares of common stock for
 cash consideration of $10.00 per share                     68,100                                        68,100

Components of comprehensive income:
 Net loss for the period                                                 (786,890)                      (786,890)
 Market value adjustment for investment
  securities available for sale (net of tax effect)                                      (73,134)        (73,134)
                                                                                                     -----------
     Comprehensive income (loss) for the period                                                         (860,024)
                                                       -----------     ----------      ---------     -----------

     BALANCES AT JUNE 30, 1999                         $26,863,516     $ (966,563)     $ (61,795)    $25,835,158
                                                       ===========     ==========      =========     ===========

                          SUN COMMUNITY BANCORP LIMITED
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998

                                                            1999             1998
                                                        ------------     ------------
OPERATING ACTIVITIES
 Net income (loss)                                      $   (786,890)    $    268,292
 Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
   Minority interest in net losses of consolidated
    subsidiaries                                            (715,854)         (63,800)
   Provision for loan losses                                 535,000          111,000
   Depreciation of premises and equipment                    381,283          141,750
   Net accretion of investment security discounts             (4,305)          (5,559)
   Cumulative effect of change in accounting principle       386,228               --
 Originations and purchases of loans held for resale     (19,011,243)              --
 Proceeds from sales of loans held for resale             17,977,534               --
 Increase in accrued interest income and other assets     (2,003,789)        (834,284)
 Increase (decrease) in accrued interest and
  other liabilities                                        2,760,019           (4,471)
                                                        ------------     ------------

     NET CASH (USED) BY OPERATING ACTIVITIES                (482,017)        (387,072)

INVESTING ACTIVITIES
 Proceeds from maturities of investment securities
    available for sale                                    11,495,000        5,500,000
 Purchases of investment securities available
  for sale                                               (13,500,000)      (8,500,000)
 Net increase in portfolio loans                         (51,080,019)     (11,391,485)
 Purchases of premises and equipment                        (894,081)        (324,997)
                                                        ------------     ------------

     NET CASH USED BY INVESTING ACTIVITIES               (53,979,100)     (14,716,482)

FINANCING ACTIVITIES
 Resources provided by minority interests                  6,097,182        1,890,686
 Net proceeds from issuance of common stock                   68,100        7,000,004
 Net increase in demand deposits, NOW accounts
  and savings accounts                                    36,220,885        7,574,029
 Net increase in certificates of deposit                  19,000,563       18,125,197
                                                        ------------     ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES            61,386,730       34,589,916
                                                        ------------     ------------

     INCREASE IN CASH AND CASH EQUIVALENTS                 6,925,613       19,486,362

Cash and cash equivalents at beginning of period          48,361,413       10,131,093
                                                        ------------     ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 55,287,026     $ 29,617,455
                                                        ============     ============

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SUN COMMUNITY BANCORP LIMITED

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of Sun Community Bancorp Limited (Sun) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         The statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Sun considers necessary for a fair presentation of the interim periods.

         The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         The consolidated balance sheet as of December 31, 1998 was derived from audited consolidated financial statements as of that date. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

NOTE B - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

         AICPA Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, requires start-up, preopening and organizational costs to be charged to expense when incurred. The initial application of this statement, which became effective January 1, 1999, also requires the write-off of any such costs previously capitalized. Implementation of this new statement is shown as a cumulative effect adjustment in the first quarter of 1999.



              [The remainder of this page intentionally left blank]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED

Note C - Net Income Per Share

         The computations of basic and diluted earnings per share were as follows:

                                                  Three Months Ended June 30    Six Months Ended June 30
                                                  --------------------------    ------------------------
                                                      1999           1998          1999           1998
                                                   ----------     ----------    ----------     ----------
Numerator -- net income (loss) for the period      $ (224,909)    $  150,859    $ (786,890)    $  268,292
                                                   ==========     ==========    ==========     ==========
Denominator:
  Weighted average number of common shares
   Outstanding (denominator for basic
   earnings per share)                              3,853,870      2,853,870     3,853,870      2,853,870

  Effect of dilutive securities - stock options            --(1)      86,638            --(1)      86,638
                                                   ----------     ----------    ----------     ----------
Denominator for dilutive net income per share --
  Weighted average number of common shares
   and potential dilution                           3,853,870      2,940,508     3,853,870      2,940,508
                                                   ==========     ==========    ==========     ==========
Net income (loss) per share:
  Before cumulative effect of change in
   accounting principle:
   Basic                                           $    (0.06)    $     0.05    $    (0.10)    $     0.09
                                                   ==========     ==========    ==========     ==========
   Diluted                                         $    (0.06)    $     0.05    $    (0.10)    $     0.09
                                                   ==========     ==========    ==========     ==========
After cumulative effect of change in
 accounting principle:
   Basic                                           $    (0.06)    $     0.05    $    (0.20)    $     0.09
                                                   ==========     ==========    ==========     ==========
   Diluted                                         $    (0.06)    $     0.05    $    (0.20)    $     0.09
                                                   ==========     ==========    ==========     ==========

(1)  Antidilutive for period presented.

NOTE D - NEW BANK AND PENDING BANK APPLICATIONS

         East Valley Community Bank, located in Chandler, Arizona, opened on June 30, 1999. It is majority owned by Sun.

         As of June 30, 1999, an application was pending for a new bank in Nevada. The bank, Desert Community Bank, opened August 6, 1999.

NOTE E - PROSPECTIVE IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

         FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard will become effective in 2001 and, because Sun and its banks have not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, is not expected to have a material effect on its financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED


NOTE E - PROSPECTIVE IMPACT OF NEW ACCOUNTING STANDARDS NOT YET
         ADOPTED - CONTINUED

         A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Sun's financial statements.

NOTE F - SUBSEQUENT EVENT

         In early July 1999, Sun completed an initial public offering of 1,650,000 shares of common stock at $16.00 per share. In that offering, Capitol Bancorp Ltd., purchased 850,000 shares at the same share price as the public, aggregating $13.6 million, maintaining its 51% ownership of Sun.





              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         Total assets approximated $198.1 million at June 30, 1999, an increase of $62.5 million from the December 31, 1998 level of $135.6 million. The consolidated balance sheets include Sun and its majority-owned subsidiaries. On June 30, 1999, one newly formed bank, East Valley Community Bank in Chandler, Arizona, was added to the consolidated group.

         Portfolio loans increased during the six-month period by approximately $51 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $48.7 million, consistent with the banks' emphasis on commercial lending activities.

         The allowance for loan losses at June 30, 1999 approximated $1.2 million or 1.03% of total portfolio loans, a slight increase from the year-end 1998 ratio of 1.02%.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance sheet date. Management's determination of the adequacy of the allowance is based on evaluation of the portfolio (including volume, amount and composition, potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, loan commitments outstanding and other factors.





              [The remainder of this page intentionally left blank]

         The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the six-month periods (in thousands):

                                                          1999           1998
                                                        --------       --------
       Allowance for loan losses at January 1           $    696       $     49

          Loans charged-off                                   --             --
          Recoveries                                          --             --

          Additions to allowance charged to expense          535            379
                                                        --------       --------

       Allowance for loan losses at June 30             $  1,231       $    428
                                                        ========       ========

       Average total portfolio loans for period
         ended June 30                                  $ 89,861       $ 36,934
                                                        ========       ========

         For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table (in thousands), which includes all loans for which management has concerns based on Sun's loan rating system, should not be interpreted as an indication of future charge-offs. In addition, amounts allocated are not intended to reflect the amount that may be available for future losses.

                                           June 30, 1999       December 31, 1998
                                         -----------------     -----------------
                                                   Percent              Percent
                                                   of Total             of Total
                                                  Portfolio            Portfolio
                                                    Loans                Loans
                                                    -----                -----

       Commercial                        $    596    0.50%    $   314     0.46%
       Real estate mortgage                    34    0.03          28     0.04
       Installment                             26    0.02          20     0.03
       Unallocated                            575    0.48         334     0.49
                                         --------   -----     -------    -----

       Total allowance for loan losses   $  1,231    1.03%    $   696     1.02%
                                         ========   =====     =======    =====

         Total portfolio
           Loans outstanding             $119,160             $68,080
                                         ========             =======

         Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                       June 30     Dec 31
                                                        1999        1998
                                                        ----        ----
       Nonaccrual loans:
          Commercial                                   $  25        $  --
          Real estate                                     --
          Installment                                     --           --
                                                       -----        -----
       Total nonaccrual loans                             25           --

       Past due (>90 days) loans:
          Commercial                                      --           --
          Real estate                                     --           --
          Installment                                     --           --
                                                       -----        -----
       Total past due loans                               --           --
                                                       -----        -----

       Total nonperforming loans                       $  25        $  --
                                                       =====        =====

         The  following   comparative  analysis  summarizes  each  bank's  total
portfolio loans, allowance for loan losses, nonperforming assets and allowance ratios (dollars in thousands):

                                                                                              Allowance as a
                                         Total           Allowance for      Nonperforming   Percentage of Total
                                    Portfolio Loans       Loan Losses          Loans          Portfolio Loans
                                  -------------------   ----------------  ----------------   -----------------
                                   June 30     Dec 31   June 30   Dec 31  June 30   Dec 31   June 30    Dec 31
                                    1999        1998     1999      1998    1999      1998      1999      1998
                                    ----        ----     ----      ----    ----      ----      ----      ----
  Bank of Tucson                  $ 45,653    $37,899   $  480    $ 392    $  --    $   --     1.05%     1.03%
  Camelback Community Bank          13,777      3,246      138       33       --        --     1.00      1.02
  Mesa Bank                         11,550      1,386      116       14       --        --     1.00      1.01
  Southern Arizona Community Bank    9,410      2,925       95       30       --        --     1.01      1.03
  Sunrise Bank of Arizona            9,402      1,745       95       18       --        --     1.01      1.03
  Valley First Community Bank       29,368     20,879      307      209       25        --     1.05      1.00
                                  --------    -------   ------    -----    -----    ------    -----      ----

Consolidated                      $119,160    $68,080   $1,231    $ 696    $  25    $  --      1.03%     1.02%
                                  ========    =======   ======    =====    =====    =====     =====      ====

     As a condition of charter approval, each bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations. As of June 30, 1999, Bank of Tucson is no longer subject to the minimum allowance for loan loss requirement.

    Noninterest-bearing deposits approximated 23.3% of total deposits at June 30, 1999, a decrease from the December 31, 1998 level of 28.4%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

RESULTS OF OPERATIONS

         The net loss from operations (before cumulative effect of an accounting change) for the six months ended June 30, 1999 approximated $401,000 ($(0.06) per basic share), compared to net income of $268,000 ($0.09 per basic share) earned during the corresponding period of 1998.

         Operating results and total assets (in thousands) were as follows:

                                                                              Six months ended June 30
                                                              ----------------------------------------------------
                                                                                  Return on           Return on
                                           Total Assets         Net Income     Beginning Equity     Average Assets
                                         ------------------   --------------   ----------------    ---------------
                                         June 30     Dec 31
                                          1999       1998      1999     1998     1999     1998       1999     1998
                                          ----       ----      ----     ----     ----     ----       ----     ----
   Bank of Tucson                       $ 76,731   $ 63,860   $ 558    $ 371     18.44%   13.71%     1.55%    1.35%
   Camelback Community Bank (1)           26,414     10,017    (298)     (45)      n/a      n/a       n/a      n/a
   East Valley Community Bank (2)          4,406        n/a       2      n/a       n/a      n/a       n/a      n/a
   Mesa Bank (1)                          17,669      6,192    (150)     n/a       n/a      n/a       n/a      n/a
   Southern Arizona Community Bank (1)    19,373     12,395    (274)     n/a       n/a      n/a       n/a      n/a
   Sunrise Bank of Arizona (1)            15,033      5,411    (240)     n/a       n/a      n/a       n/a      n/a
   Valley First Community Bank            36,984     36,588      96      (90)     4.81      n/a       .50      n/a
   Nevada Community Bancorp Limited       10,000        n/a      --      n/a       n/a      n/a       n/a      n/a
   Other, net                             (8,461)     1,115     (95)      32       n/a      n/a       n/a      n/a
                                        --------   --------   -----    -----     -----   ------      ----     ----

       Consolidated                     $198,149   $135,578   $(401)   $ 268     10.73%    8.96%      .50%     .52%
                                        ========   ========   =====    =====     =====   ======      ====     ====

n/a  Not applicable

(1) Camelback Community Bank, Southern Arizona Community Bank, Mesa Bank, and Sunrise Bank of Arizona commenced operations in May, August, October and December 1998, respectively.
(2)  East Valley Community Bank commenced operations on June 30, 1999.

    Net interest income increased 126.4% to $4.7 million during the six-month 1999 period versus $2.1 million in the corresponding period of 1998 primarily due to growth in total assets and the number of banks within the consolidated group.

    Noninterest income increased to $266,000 for the 1999 six-month period, as compared with $132,000 in 1998. Service charge revenue increased 120% in the second quarter and 106% for the six months ended June 30, 1999 compared to the same periods in 1998.

    Provisions for loan losses were $535,000 for the six months ended June 30, 1999 compared to $111,000 during the 1998 period. The increase is primarily related to loan growth in 1999 and the requirement for the banks to maintain an allowance for loan losses of not less than 1% of loans outstanding for their first three years of operations. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

    Noninterest expense for the six months ended June 30, 1999 was $5.3 million compared with $1.7 million in 1998. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group.

LIQUIDITY AND CAPITAL RESOURCES

         The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $55.2 million for the six month 1999 period, compared to $25.7 million in 1998. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source.

         Interim 1999 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

         Cash and cash equivalents amounted to $55.3 million or 27.9% of total assets at June 30, 1999 as compared with $48.4 million or 35.7% of total assets at December 31, 1998. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at June 30, 1999 is adequate to fund loan demand and meet depositor needs.

         In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Sun's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At June 30, 1999 Sun's banks had approximately $14.8 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

         In early July 1999, Sun completed an initial public offering of 1,650,000 shares of common stock at $16.00 per share. Of the offering, Capitol Bancorp Ltd., purchased 850,000 shares, at the same share price as the public, maintaining its 51% ownership of Sun.

         Sun and its banks are subject to complex regulatory capital requirements which require maintaining certain minimum capital ratios. These ratio measurements, in addition to certain other requirements, are used by regulatory agencies to determine the level of regulatory intervention and enforcement applied to financial institutions. Sun and each of its banks are in compliance with the regulatory requirements and management expects to maintain such compliance.

         Capital, as a percentage of total assets, approximated 13.04% at June 30, 1999, a decrease from the beginning of the year ratio of 19.64%. Total capital funds (stockholders' equity, plus minority interests in consolidated subsidiaries) aggregated $40.6 million or 20.5% of total assets at June 30, 1999. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $30 million or more at the beginning of 1999) and consolidated regulatory capital position at June 30, 1999:

                                                                  Valley First
                                                                   Community
                                                Bank of Tucson       Bank        Consolidated
                                                --------------       ----        ------------
Total capital to total assets:                    >= $3,069        >= $1,472       >= $7,926
  Minimum required amount                            $6,533           $3,885         $25,835
  Actual amount ratio                                  8.51%           10.56%          13.04%
Tier I capital to risk-weighted assets:           >= $2,068        >= $1,266       >= $6,606
  Minimum required amount(1)                         $6,524           $3,873         $40,618
  Actual amount ratio                                 12.62%           12.23%          24.60%
Combined Tier I and Tier II capital to
 risk-weighted assets:                            >= $4,136        >= $2,532      >= $13,212
  Minimum required amount(2)                      >= $5,170        >= $3,166      >= $16,514
  Amount required to meet "Well-Capitalized"
   category(3)                                       $7,004           $4,180         $41,849
  Actual amount ratio                                 13.55%          13.20%           25.34%

(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

         Sun's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Sun may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Sun. Plans to form additional banks in the states of Arizona and Nevada were announced earlier this year. At June 30, 1999, an application was pending for a new bank in Nevada, Desert Community Bank, which opened on August 6, 1999.

YEAR 2000

         The year 2000 issue confronting Sun and its suppliers, customers, and competitors, centers on the inability of computer systems and embedded technology to properly recognize dates near the end of and beyond the year 1999.

         Sun has been actively implementing a comprehensive plan throughout 1998 and 1999, as required by bank regulatory guidelines, to address potential impacts of the year 2000 issue on Sun's information technology (IT) and non-IT systems. Sun's year 2000 plans are subject to modification and are revised periodically as additional information is developed.

READINESS.

         Sun has completed the inventory, assessment, remediation and planning phases for its mission-critical IT and non-IT systems, which are those systems that pose risks to Sun's ability to process data for its loans, deposits, general ledger, revenues and operating results. Of the 17 mission-critical systems, all have tested as being year 2000 compliant.

         Sun recognizes that its ability to be year 2000 compliant is somewhat dependent upon the year 2000 efforts of its vendors. Sun and its banks sent questionnaires to its significant vendors in 1998. Follow-up letters requesting additional information of the vendors' year 2000 readiness were sent when necessary. All mission-critical vendors have responded to the questionnaires or have otherwise represented that they are year 2000 compliant. Sun also routinely monitors its nonmission-critical vendors to determine their level of year 2000 readiness.

         Sun and its banks have been required by bank regulatory agencies to update their customers on the banks' year 2000 compliance efforts. Letters and informational brochures have been, and will continue to be, sent to customers heightening their awareness of the year 2000 issue and notifying them of the banks' efforts in addressing year 2000 issues. Compliance efforts are also communicated to customers on their account statements and through brochures available in bank lobbies.

         Sun and its banks are also following regulatory requirements that require an assessment of loan customers' year 2000 readiness. Letters and questionnaires have been utilized to assess material loan customers' readiness based on the size of their loan type. The number of existing customers that have not responded to the letters and questionnaires is minimal. Follow-up letters or phone calls are being made when necessary to obtain additional information from these customers. Of those who have responded, all material customers represented that they are year 2000 compliant or are working toward compliance. The number of customers still working towards year 2000 compliance is minimal and, in Sun's opinion, their inability to become compliant will not have a material adverse effect on Sun's business or operating results. Sun and its banks also monitor customers applying for new loans that exceed a certain dollar amount by requiring a written representation that the customer is year 2000 compliant.

WORST CASE SCENARIO AND CONTINGENCY PLANS.

         Sun and its banks have determined the most reasonably likely worst case scenario is the possibility of the lack of power or communication services for a period of time in excess of one day. If this scenario were to occur, Sun and its banks' operations could be interrupted. Sun and its banks have developed plans and procedures to address this scenario, ranging from producing complete printed reports from the core banking systems prior to January 1, 2000, to ensure that a hard copy of the data is available in the event of a failure, to preparations for failures of voice and data communications through the use of manual posting and courier services, use of generators, alternative customer service locations and/or reduced lobby hours.

         Contingency planning, including the type discussed above, is an integral part of Sun's year 2000 readiness plan. Sun's contingency plans address alternative courses of action in the event that mission-critical systems do not function properly with the date change. Development of the contingency plans was recently completed. The year 2000 contingency plans will be tested during the third and fourth quarters of 1999 to validate the effectiveness of contingent procedures and refined as additional information becomes available.

COSTS.

         The costs associated with Sun's year 2000 compliance are estimated at approximately $500,000, of which approximately $400,000 has been incurred through June 30, 1999. These costs principally relate to the added personnel costs, the employment of external consultants, and the purchase of software upgrades.

         These estimated costs are part of Sun's information technology budget. Sun's information technology staff and senior management have devoted significant time and resources to year 2000 activities. While this has resulted in allocating resources that would have otherwise been devoted to other information technology projects, no projects have been delayed or postponed that would have a material adverse impact on Sun or its banks' operations.

REGULATORY OVERSIGHT.

         Bank regulators have issued numerous statements and guidance on year 2000 compliance issues and the responsibilities of senior management and directors of banks and bank holding companies. In addition, the bank regulators have issued safety and soundness guidelines to be followed by insured depository institutions, including Sun and its banks, to ensure resolution of any year 2000 problems. Periodic year 2000 reviews are performed by various bank regulatory agencies. Most of the recent examinations have been performed by the FDIC and it is expected that the FDIC will continue its frequent examinations throughout 1999. The banking regulatory agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations. Consequently, Sun's or its banks' failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the banks' supervisory ratings, the denial of applications for expansion, or the imposition of civil money penalties.

         The Federal Financial Institutions Examination Council maintains an Internet site that lists financial institutions which have been subject to enforcement actions relating to year 2000 readiness. As of July 31, 1999, none of Sun's banks are subject to enforcement actions for year 2000 readiness.

IMPACT OF NEW ACCOUNTING STANDARDS

         As discussed elsewhere herein, a new accounting standard requiring the write-off of previously capitalized start-up and preopening costs was implemented effective January 1, 1999. That standard requires that such costs be charged to expense, when incurred, in future periods.

         FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard will become effective in 2001 and, because Sun and its banks have not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, is not expected to have a material effect on its financial statements.

         A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Sun's financial statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Sun and its subsidiaries are parties to certain ordinary, routine litigation incidental to their business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Sun's consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               (27)     Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SUN COMMUNITY BANCORP LIMITED
                                            (Registrant)


                                            /s/ Joseph D. Reid
                                            ------------------------------------
                                            Joseph D. Reid
                                            Chairman and Chief Executive Officer
                                            (duly authorized to sign on behalf
                                            of the registrant)



                                            /s/  Lee W. Hendrickson
                                            ------------------------------------
                                            Lee W. Hendrickson
                                            Senior Vice President and
                                            Chief Financial Officer


Date: August 12, 1999

                                 EXHIBIT INDEX


           Exhibit No.               Description
           -----------               -----------

              27                Financial Data Schedule