Form 10-Q/A
period 1999-06-30
SUN COMMUNITY BANCORP LTD
filed 1999-08-31
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

The sole purpose of this Amendment No. 1 to Form 10-Q is to correct a "flawed" Financial Data Schedule previously filed with the Company's Form 10-Q for the quarter ended June 30, 1999.

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



                                            /s/  Lee W. Hendrickson
                                            ------------------------------------
                                            Lee W. Hendrickson
                                            Senior Vice President and
                                            Chief Financial Officer


Date: August 30, 1999

                                 EXHIBIT INDEX


           Exhibit No.               Description
           -----------               -----------

              27                Financial Data Schedule