Form 10-Q
period 1999-09-30
SUN COMMUNITY BANCORP LTD
filed 1999-11-15
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from to

                        Commission file number 000-26191

                          SUN COMMUNITY BANCORP LIMITED
             (Exact name of registrant as specified in its charter)

            Arizona                                             86-0878747
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


  2777 East Camelback Road, Suite 101
          Phoenix, Arizona                                         85016
(Address of principal executive offices)                         (Zip Code)

                                 (602) 955-6100
                         (Registrant's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, No par value: 5,503,870 shares outstanding as of October 31, 1999.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Forward-Looking Statements

Certain of the statements contained in this document, including the Corporation's interim consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of the Corporation and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend", "expect", "project", "estimate", "predict", "anticipate", "should", "believe", and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of the Corporation's efforts to implement its business strategy, (ii) changes in interest rates,
(iii) legislation or regulatory requirements adversely impacting the Corporation's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of the Corporation's banks and the Corporation's ability to respond to such actions, (ix) the cost of the Corporation's capital, which may depend in part on the Corporation's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) "Year 2000" computer, imbedded chip and data processing issues, and (xii) other risks detailed in the Corporation's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to the Corporation or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. The Corporation undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

Item 1. Financial Statements:
        Consolidated balance sheets - September 30, 1999
          and December 31, 1998.                                           3
        Consolidated statements of income - Three months and nine
          months ended September 30, 1999 and 1998.                        4
        Consolidated statements of changes in stockholders' equity -
          Nine months ended September 30, 1999 and 1998.                   5
        Consolidated statements of cash flows - Nine months ended
          September 30, 1999 and 1998.                                     6
        Notes to consolidated financial statements.                        7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                      10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                18
Item 2. Changes in Securities.                                            18
Item 3. Defaults Upon Senior Securities.                                  18
Item 4. Submission of Matters to a Vote of Security Holders.              18
Item 5. Other Information.                                                18
Item 6. Exhibits and Reports on Form 8-K.                                 18

SIGNATURES                                                                20

                                 PART I, ITEM I
                          SUN COMMUNITY BANCORP LIMITED
                           Consolidated Balance Sheets
                 As of September 30, 1999 and December 31, 1998

                                                  September 30      December 31
                                                      1999             1998
                                                  ------------     ------------
ASSETS
  Cash and due from banks                         $ 13,357,839     $  9,902,458
  Interest-bearing deposits with banks               5,328,800          858,955
  Federal funds sold                                19,200,000       37,600,000
                                                  ------------     ------------
     Total cash and cash equivalents                37,886,639       48,361,413
  Loans held for resale                              1,794,598        1,275,788
  Investment securities available for sale,
    carried at market value                         36,106,747       12,922,539
  Portfolio loans:
    Commercial                                     147,102,855       60,366,282
    Real estate mortgage                             6,944,827        4,371,401
    Installment                                      5,819,009        3,342,226
                                                  ------------     ------------
     Total portfolio loans                         159,866,691       68,079,909
  Less allowance for loan losses                    (1,730,000)        (696,000)
                                                  ------------     ------------
       Net portfolio loans                         158,136,691       67,383,909
  Premises and equipment, net                        4,401,413        2,753,721
  Accrued interest income                            1,035,780          448,331
  Other assets                                       3,436,974        2,432,336
                                                  ------------     ------------

       TOTAL ASSETS                               $242,798,842     $135,578,037
                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                           $ 44,001,714     $ 28,033,128
    Interest-bearing                               129,562,429       70,748,676
                                                  ------------     ------------
       Total deposits                              173,564,143       98,781,804
  Accrued interest on deposits
   and other liabilities                             2,025,537          757,879
                                                  ------------     ------------
       Total liabilities                           175,589,680       99,539,683
MINORITY INTERESTS IN
 CONSOLIDATED SUBSIDIARIES                          16,858,899        9,411,272

STOCKHOLDERS' EQUITY
  Common stock, no par value:
  10,000,000 shares authorized; issued
  and outstanding:
    September 30, 1999 -- 5,503,870 shares
    December 31, 1998 -- 3,847,060 shares           51,867,516       26,795,416
  Retained-earnings deficit                         (1,430,741)        (179,673)
  Market value adjustment (net of tax effect)
   for investment securities available for sale
  (accumulated other comprehensive income)             (86,512)          11,339
                                                  ------------     ------------
  Total stockholders' equity                        50,350,263       26,627,082
                                                  ------------     ------------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $242,798,842     $135,578,037
                                                  ============     ============

                          SUN COMMUNITY BANCORP LIMITED
                        Consolidated Statements of Income
     For the Three Months and Nine Months Ended September 30, 1999 and 1998

                                                 Three Months Ended            Nine Months Ended
                                                    September 30                  September 30
                                              -------------------------     -------------------------
                                                  1999          1998            1999         1998
                                              -----------   -----------     -----------   ----------
Interest income:
  Portfolio loans (including fees)            $ 3,935,909   $ 1,405,190     $ 9,252,965   $3,477,310
  Loans held for resale                            29,434         9,072          81,876        9,072
  Taxable investment securities                   511,942       193,172         932,548      606,006
  Federal funds sold                              336,166       386,134       1,225,137      865,805
  Interest-bearing deposits with
    banks and other                               174,588        10,898         275,634       19,516
                                              -----------   -----------     -----------   ----------
     Total interest income                      4,988,039     2,004,466      11,768,160    4,977,709
  Interest expense:
  Demand deposits                                 836,382       410,284       2,091,703      986,361
  Savings deposits                                  3,250         2,522           9,260        6,358
  Time deposits                                   580,608       226,127       1,398,176      543,038
  Other                                             5,077            --           5,385           16
                                              -----------   -----------     -----------   ----------
     Total interest expense                     1,425,317       638,933       3,504,524    1,535,773
                                              -----------   -----------     -----------   ----------
     Net interest income                        3,562,722     1,365,533       8,263,636    3,441,936
  Provision for loan losses                       526,834       129,000       1,061,834      240,000
                                              -----------   -----------     -----------   ----------
  Net interest income after provision
  for loan losses                               3,035,888     1,236,533       7,201,802    3,201,936
Noninterest income:
  Service charges on deposit accounts             112,636        67,122         291,755      154,014
  Mortgage broker fees                             13,389        14,093          54,667       33,285
  Other                                            41,247        10,066          87,220       36,309
                                              -----------   -----------     -----------   ----------
     Total noninterest income                     167,272        91,281         433,642      223,608
Noninterest expense:
  Salaries and employee benefits                2,129,522       726,948       5,177,294    1,600,614
  Occupancy                                       355,944       156,516         881,927      312,365
  Equipment rent, depreciation
  and maintenance                                 329,810       156,475         871,056      351,876
  Other                                         1,502,929       339,829       2,732,694      839,151
                                              -----------   -----------     -----------   ----------
     Total noninterest expense                  4,318,205     1,379,768       9,662,971    3,104,006
                                              -----------   -----------     -----------   ----------
Income (loss) before federal income taxes,
 minority interest and cumulative effect
 of change in accounting principle             (1,115,045)      (51,954)     (2,027,527)     321,538
Federal income taxes (credit)                    (213,000)       27,000        (367,000)     196,000
                                              -----------   -----------     -----------   ----------
Income (loss) before minority interest
 and cumulative effect of change in
 accounting principle                            (902,045)      (78,954)     (1,660,527)     125,538
Credit resulting from minority interest
 in net losses of consolidated subsidiaries       437,867        93,580         795,687      157,380
                                              -----------   -----------     -----------   ----------
NET INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                         (464,178)       14,626        (864,840)     282,918
Cumulative effect of change in accounting
 principle -- Note B                                   --            --        (386,228)          --
                                              -----------   -----------     -----------   ----------
     NET INCOME (LOSS)                        $  (464,178)  $    14,626     $(1,251,068)  $  282,918
                                              ===========   ===========     ===========   ==========
NET INCOME (LOSS) PER SHARE -- Note D

                          SUN COMMUNITY BANCORP LIMITED
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 1999 and 1998

                                                                      Accumulated
                                                         Retained-       Other
                                            Common        Earnings   Comprehensive
                                             Stock        Deficit       Income         Total
                                          -----------   -----------    --------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 1998:
Balances at January 1, 1998               $ 9,863,512   $  (236,351)   $ 62,725    $  9,689,886

Net proceeds from issuance of 954,546
  shares of common stock for cash
  consideration of $7.3333 per share        7,000,004                                 7,000,004

Components of comprehensive income:
  Net income for the period                                 282,918                     282,918
  Market value adjustment for
   Investment securities available
   for sale (net of tax effect)                                        (38,398)        (38,398)
                                                                                   ------------
     Comprehensive income for the period                                                244,520
                                          -----------   -----------    --------    ------------
BALANCES AT
 SEPTEMBER 30, 1998                       $16,863,516   $    46,567    $ 24,327    $ 16,934,410
                                          ===========   ===========    ========    ============

NINE MONTHS ENDED SEPTEMBER 30, 1999:

Balances at January 1, 1999               $26,795,416   $  (179,673)   $ 11,339    $ 26,627,082

Net proceeds from issuance of 6,810
  shares of common stock for cash
  consideration of $10.00 per share            68,100                                    68,100

Net proceeds from issuance of 1,650,000
  shares of common stock for cash
  consideration of $16.00 per share        25,004,000                                25,004,000

Components of comprehensive income:
  Net loss for the period                                (1,251,068)                 (1,251,068)
  Market value adjustment for
   investment securities available
   for sale (net of tax effect)                                         (97,851)        (97,851)
                                                                                   ------------
Comprehensive loss for the period                                                    (1,348,919)
                                          -----------   -----------    --------    ------------
BALANCES AT
SEPTEMBER 30, 1999                        $51,867,516   $(1,430,741)   $(86,512)   $ 50,350,263
                                          ===========   ===========    ========    ============

                          SUN COMMUNITY BANCORP LIMITED
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998

                                                               1999            1998
                                                          -------------    ------------
OPERATING ACTIVITIES
  Net income (loss)                                       $  (1,251,068)   $    282,918
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Minority interest in net losses of consolidated
     subsidiaries                                            (1,099,555)       (157,380)
    Provision for loan losses                                 1,061,834         240,000
    Depreciation of premises and equipment                      641,767         215,916
    Net accretion of investment security discounts             (205,616)        (17,783)
    Cumulative effect of change in accounting principle         386,228              --
  Origination and purchases of loans held for resale        (25,519,052)     (5,300,994)
  Proceeds from sales of loans held for resale               25,000,242       3,531,372
  Increase in accrued interest income  and other assets      (1,545,102)     (1,676,765)
  Increase in accrued interest and other liabilities          1,267,658         442,214
                                                          -------------    ------------

  NET CASH  USED BY OPERATING ACTIVITIES                     (1,262,664)     (2,440,502)

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities

  available for sale                                         15,420,000      13,000,000
  Purchases of investment securities available for sale     (38,957,490)    (12,452,700)
  Net increase in portfolio loans                           (91,786,782)    (22,645,410)
  Purchases of premises and equipment                        (2,289,459)     (1,385,283)
                                                          -------------    ------------

  NET CASH USED BY INVESTING ACTIVITIES                    (117,613,731)    (23,483,393)

FINANCING ACTIVITIES
  Resources provided by minority interests                    8,547,182       4,126,766
  Net proceeds from issuance of common stock                 25,072,100       7,000,004
  Net increase in demand deposits, NOW accounts
    and savings accounts                                     48,758,664      10,284,730
  Net increase in certificates of deposit                    26,023,675      25,678,883
                                                          -------------    ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES            108,401,621      47,090,383
                                                          -------------    ------------
       INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                    (10,474,774)     21,166,488

Cash and cash equivalents at beginning of period             48,361,413      10,131,093
                                                          -------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  37,886,639    $ 31,297,581
                                                          =============    ============

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

         The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

NOTE C - INITIAL PUBLIC OFFERING OF COMMON STOCK

         In early July 1999, Sun completed an initial public offering of 1,650,000 shares of common stock at $16.00 per share. In that offering, Capitol Bancorp Limited, purchased 850,000 shares at the same share price as the public, aggregating $13.6 million, maintaining its 51% ownership of Sun.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED

NOTE D - NET INCOME PER SHARE

         The computations of basic and diluted earnings per share were as follows:

                                                 Three Months Ended September 30    Nine Months Ended September 30
                                                 -------------------------------    ------------------------------
                                                    1999                 1998          1999                1998
                                                 ----------           ----------    -----------         ----------
Numerator--net  income (loss) for the period     $ (464,178)          $   14,626    $(1,251,068)        $  282,918
                                                 ==========           ==========    ===========         ==========
Denominator:
  Weighted average number of common
   shares Outstanding (denominator
   for basic earnings per share)                  5,485,935            2,853,870      4,403,870          2,853,870

  Effect of dilutive securities - stock options          -- (1)          140,868             -- (1)         57,123
                                                 ----------           ----------    -----------         ----------
Denominator for dilutive net income per share--
  Weighted average number of common
   shares and potential dilution                  5,485,935            2,994,738      4,403,870          2,910,993
                                                 ==========           ==========    ===========         ==========
Net income (loss) per share:
  Before cumulative effect of change in
   accounting principle:
     Basic                                       $    (0.08)          $     0.01    $     (0.20)        $     0.10
                                                 ==========           ==========    ===========         ==========
     Diluted                                     $    (0.08)          $     0.01    $     (0.20)        $     0.10
                                                 ==========           ==========    ===========         ==========
  After cumulative effect of change in
   accounting principle:
     Basic                                       $    (0.08)          $     0.01    $     (0.28)        $     0.10
                                                 ==========           ==========    ===========         ==========
     Diluted                                     $    (0.08)          $     0.01    $     (0.28)        $     0.10
                                                 ==========           ==========    ===========         ==========

(1) Antidilutive for period presented.

NOTE E - NEW BANKS AND PENDING BANK APPLICATIONS

         East Valley Community Bank, located in Chandler, Arizona, opened on June 30, 1999. It is majority owned by Sun. Desert Community Bank, located in Las Vegas, Nevada, opened August 6, 1999, as a majority-owned subsidiary of Nevada Community Bancorp Limited which is majority owned by Sun.

         As of September 30, 1999, applications were pending for additional banks in Nevada and New Mexico.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED


NOTE F - PROSPECTIVE IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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




              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Total assets approximated $242.8 million at September 30, 1999, an increase of $107.2 million from the December 31, 1998 level of $135.6 million. The consolidated balance sheets include Sun and its majority-owned subsidiaries. In May 1999, Nevada Community Bancorp Limited was added to the consolidated group. Sun is the majority owner of Nevada Community Bancorp Limited, which is the majority owner of Desert Community Bank, both located in Las Vegas, Nevada. Desert Community Bank commenced operations on August 6, 1999. Previously, on June 30, 1999, East Valley Community Bank in Chandler, Arizona, commenced operations as a majority-owned banking subsidiary.

         Portfolio loans increased during the nine-month period by approximately $91.8 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $86.7 million, consistent with the banks' emphasis on commercial lending activities.

         The allowance for loan losses at September 30, 1999 approximated $1.7 million or 1.08% of total portfolio loans, an increase from the year-end 1998 ratio of 1.02%.

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



              [The remainder of this page intentionally left blank]

         The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the nine-month periods (in thousands):

                                                            1999          1998
                                                          --------      --------
Allowance for loan losses at January 1                    $    696      $    317

Loans charged-off                                               28            --
Recoveries                                                      --            --

Additions to allowance charged to expense                    1,062           240
                                                          --------      --------

Allowance for loan losses at September 30                 $  1,730      $    557
                                                          ========      ========
Average total portfolio loans for period
  ended September 30                                      $151,432      $ 29,413
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

                                   September 30, 1999         December 31, 1998
                                   ---------------------    -------------------
                                                Percent                Percent
                                               of Total               of Total
                                               Portfolio              Portfolio
                                                Loans                   Loans
                                   ---------------------    -------------------
Commercial                         $    831       0.52%     $    314     0.46%
Real estate mortgage                     41       0.03            28     0.04
Installment                              27       0.02            20     0.03
Unallocated                             831       0.52           334     0.49
                                   --------     ------      --------    -----

Total allowance for loan losses    $  1,730       1.08%     $    696     1.02%
                                   ========     ======      ========    =====
  Total portfolio
    Loans outstanding              $159,867                 $ 68,080
                                   ========                 ========

         Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                             September 30          December 31
                                                1999                   1998
                                             ------------          -----------
         Nonaccrual loans:
            Commercial                          $ 21                  $ --
            Real estate                           --                    --
            Installment                           --                    --
                                                ----                  ----
         Total nonaccrual loans                   21                    --

         Past due (>90 days) loans:
            Commercial                          $122                  $ --
            Real estate                           --                    --
            Installment                            3                    --
                                                ----                  ----
         Total past due loans                    125                    --
                                                ----                  ----
         Total nonperforming loans              $146                  $ --
                                                ====                  ====

         The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and allowance ratios (dollars in thousands):

                                                               Allowance as a
                                       Total           Allowance for     Nonperforming    Percentage of Total
                                  Portfolio Loans       Loan Losses          Loans          Portfolio Loans
                                ------------------    ---------------   ---------------   -------------------
                                 Sept 30    Dec 31    Sept 30  Dec 31   Sept 30  Dec 31     Sept 30  Dec 31
                                  1999       1998      1999     1998     1999     1998       1999     1998
                                   ----      ----       ----    ----     ----     ----       ----     ----
Bank of Tucson                  $ 52,149   $37,899    $  648   $ 392    $ 122    $  --       1.24%    1.03%
Camelback Community Bank          19,753     3,246       198      33       --       --       1.00     1.02
East Valley Community Bank (1)     2,810        --        29      --       --       --       1.03       --
Mesa Bank                         15,772     1,386       158      14       --       --       1.00     1.01
Southern Arizona Community Bank   13,335     2,925       134      30       --       --       1.00     1.03
Sunrise Bank of Arizona           16,407     1,745       165      18       --       --       1.01     1.03
Valley First Community Bank       33,841    20,879       339     209       24       --       1.00     1.00
Nevada Community Bancorp:
  Desert Community Bank (2)        5,800        --        59      --       --       --       1.02       --
                                --------   -------    ------   -----     ----    -----      -----    -----

Consolidated                    $159,867   $68,080    $1,730   $ 696    $ 146    $  --       1.08%    1.02%
                                ========   =======    ======   =====    =====    =====      =====    =====

As a condition of charter approval, each bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations. For periods after June 30, 1999, Bank of Tucson is no longer subject to the minimum allowance for loan loss requirement.

(1)  East Valley Community Bank commenced operations on June 30, 1999.
(2)  Desert Community Bank commenced operations on August 6, 1999.

         Noninterest-bearing deposits approximated 25.4% of total deposits at September 30, 1999, a decrease from the December 31, 1998 level of 28.4%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

RESULTS OF OPERATIONS

         The net loss from operations (before cumulative effect of an accounting change) for the nine months ended September 30, 1999 approximated $865,000 ($0.20 per share), compared to net income of $283,000 ($0.10 per share) earned during the corresponding period of 1998.

         Operating results and total assets (in thousands) were as follows:

                                                                     Nine months ended September 30
                                                         -----------------------------------------------------
                                                            Net Income
                                                              before             Return on         Return on
                                        Total Assets     Accounting Change   Beginning Equity   Average Assets
                                   -------------------   -----------------   ----------------   --------------
                                    Sept. 30    Dec 31
                                      1999       1998      1999      1998      1999      1998    1999     1998
                                      ----       ----      ----      ----      ----      ----    ----     ----
Bank of Tucson                     $ 77,905   $ 63,860    $ 767     $ 571     16.95%    13.71%   1.34%    1.45%
Camelback Community Bank (1)         28,329     10,017     (385)     (197)      n/a       n/a     n/a      n/a
East Valley Community Bank (2)        7,141        n/a     (464)      n/a       n/a       n/a     n/a      n/a
Mesa Bank (1)                        22,195      6,192     (142)      n/a       n/a       n/a     n/a      n/a
Southern Arizona Community Bank(1)   23,270     12,395     (350)      (63)      n/a       n/a     n/a      n/a
Sunrise Bank of Arizona (1)          19,856      5,411     (375)      n/a       n/a       n/a     n/a      n/a
Valley First Community Bank          37,498     36,588      154       (77)     5.16       n/a    0.58      n/a
Nevada Community Bancorp:
  Desert Community Bank (3)          13,345        n/a     (241)      n/a       n/a       n/a     n/a      n/a
Other, net                           13,260      1,115      171        49       n/a       n/a     n/a      n/a
                                   --------   --------    -----     -----     -----     -----    ----     ----

     Consolidated                  $242,799   $135,578    $(865)    $ 283       n/a      8.96%    n/a     0.52%
                                   ========   ========    =====     =====     =====     =====    ====     ====

n/a Not applicable

(1) Camelback Community Bank, Southern Arizona Community Bank, Mesa Bank, and Sunrise Bank of Arizona commenced operations in May, August, October and December 1998, respectively.
(2)  East Valley Community Bank commenced operations on June 30, 1999.
(3) Desert Community Bank commenced operations on August 6, 1999 as a majority-owned subsidiary of Nevada Community Bancorp.

         Net interest income increased to $8.3 million during the nine-month 1999 period versus $3.4 million in the corresponding period of 1998 primarily due to growth in total assets and the number of banks within the consolidated group.

         Noninterest income increased to $434,000 for the 1999 nine-month period, as compared with $224,000 in 1998. Service charge revenue increased 30.5% in the third quarter and 89.4% for the nine months ended September 30, 1999 compared to the same periods in 1998. This increase is primarily related to higher transaction volume and the larger number of customers resulting from the addition of new banks in 1998 and 1999.

         Provisions for loan losses were $1,062,000 for the nine months ended September 30, 1999 compared to $240,000 during the 1998 period. The increase is primarily related to loan growth in 1999. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

         Noninterest expense for the nine months ended September 30, 1999 was $9.7 million compared with $3.1 million in 1998. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group and the larger number of data processing and other administrative support staff necessary for the increased number and size of banks.

LIQUIDITY AND CAPITAL RESOURCES

         The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $74.8 million for the nine-month 1999 period, compared to $36 million in 1998. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source.

         Deposit growth in 1999 has been deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

         Cash and cash equivalents amounted to $37.9 million or 15.6% of total assets at September 30, 1999 as compared with $48.4 million or 35.7% of total assets at December 31, 1998. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at September 30, 1999 is adequate to fund loan demand and meet depositor needs.

         In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Sun's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At September 30, 1999 Sun and the banks had approximately $36.1 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

         In early July 1999, Sun completed an initial public offering of 1,650,000 shares of common stock at $16.00 per share. Net proceeds from the offering approximated $25 million. Of the offering, Capitol Bancorp Limited purchased 850,000 shares, at the same share price as the public, maintaining its 51% ownership of Sun.

         Sun and its banks are subject to complex regulatory capital requirements, which require maintaining certain minimum capital ratios. These ratio measurements, in addition to certain other requirements, are used by regulatory agencies to determine the level of regulatory intervention and enforcement applied to financial institutions. Sun and each of its banks are in compliance with the regulatory requirements and management expects to maintain such compliance.

         Stockholders' equity, as a percentage of total assets, approximated 20.74% at September 30, 1999, an increase from the beginning of the year ratio of 19.64%. Total capital funds (stockholders' equity, plus minority interests in consolidated subsidiaries) aggregated $67.2 million or 30.13% of total assets at September 30, 1999. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $30 million or more at the beginning of 1999) and consolidated regulatory capital position at September 30, 1999:

                                                       Valley First
                                             Bank of    Community
                                             Tucson       Bank      Consolidated
                                             ------       ----      ------------
Total capital to total assets:
  Minimum required amount                    >$3,116     >$1,500      >$ 9,712
                                             -           -            -
  Actual amount                               $6,682      $4,132       $50,350
  Ratio                                         8.58%      11.02%        20.74%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                 >$2,362     >$1,434      >$ 8,926
                                             -           -            -
  Actual amount                               $6,736      $3,965       $67,232
  Ratio                                        11.41%      11.06%        30.13%

Combined Tier I and Tier II capital to
 risk-weighted assets:
Minimum required amount(2)                   >$4,724     >$2,867      >$17,853
                                             -           -            -
Amount required to meet "Well-Capitalized"
 category(3)                                 >$5,905     >$3,584      >$22,316
                                             -           -            -
Actual amount                                 $7,384      $4,304       $68,962
Ratio                                          12.51%      12.01%        30.90%

(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

         Sun's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Sun may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Sun. Plans to form additional banks in the states of Arizona and Nevada were announced earlier this year. At September 30, 1999, applications were pending for new banks in Nevada and New Mexico.

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

         Sun recognizes that its ability to be year 2000 compliant is somewhat dependent upon the year 2000 efforts of its vendors. Sun and its banks sent questionnaires to its significant vendors in 1998. Follow-up letters requesting additional information of the vendors' year 2000 readiness were sent when necessary. All mission-critical vendors have responded to the questionnaires or have otherwise represented that they are year 2000 compliant. Sun also routinely monitors its non-mission-critical vendors to determine their level of year 2000 readiness.

         Sun and its banks have been required by bank regulatory agencies to update their customers on the banks' year 2000 compliance efforts. Letters and informational brochures have been sent to customers heightening their awareness of the year 2000 issue and notifying them of the banks' efforts in addressing year 2000 issues. Compliance efforts are also communicated to customers on their account statements and through brochures available in bank lobbies.

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

         Contingency planning, including the type discussed above, is an integral part of Sun's year 2000 readiness plan. Sun's contingency plans address alternative courses of action in the event that mission-critical systems do not function properly with the date change. Development of the contingency plan was completed earlier this year. The year 2000 contingency plans were tested during the third quarter of 1999 to validate the effectiveness of contingent procedures. This validation of the contingency plans showed the plans to operate, as designed, with no apparent problems.

COSTS.

         The costs associated with Sun's year 2000 compliance are estimated at approximately $500,000, of which approximately $450,000 has been incurred through September 30, 1999. These costs principally relate to the added personnel costs, the employment of external consultants, and the purchase of software upgrades.

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

REGULATORY OVERSIGHT.

         Bank regulators have issued numerous statements and guidance on year 2000 compliance issues and the responsibilities of senior management and directors of banks and bank holding companies. In addition, the bank regulators have issued safety and soundness guidelines to be followed by insured depository institutions, including Sun and its banks, to ensure resolution of any year 2000 problems. Periodic year 2000 reviews are performed by various bank regulatory agencies. Most of the recent examinations have been performed by the FDIC, and it is expected that the FDIC will continue its frequent examinations throughout 1999. The banking regulatory agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations. Consequently, Sun's or its banks' failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the banks' supervisory ratings, the denial of applications for expansion, or the imposition of civil money penalties.

         Numerous regulatory on-site and over-the-telephone examinations have taken or will take place at Sun and its banks over the last two quarters of 1999. At each examination completed thus far, Sun and its banks have been deemed to be sufficiently following regulatory guidelines.

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

        None

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

             (27)     Financial Data Schedule.

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUN COMMUNITY BANCORP LIMITED
                                    (Registrant)

                                    /s/ Joseph D. Reid
                                    -------------------------------------
                                    Joseph D. Reid
                                    Chairman and Chief Executive Officer
                                    (duly authorized to sign on behalf
                                    of the registrant)

                                    /s/ Lee W. Hendrickson
                                    -------------------------------------
                                    Lee W. Hendrickson
                                    Senior Vice President and
                                    Chief Financial Officer


Date: November 15, 1999

                                 EXHIBIT INDEX

                    Exhibit No.               Description
                    -----------               -----------

                        27              Financial Data Schedule