Form 10-K
period 1999-12-31
SUN COMMUNITY BANCORP LTD
filed 2000-03-28
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1999 or

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-26191

                          SUN COMMUNITY BANCORP LIMITED
             (Exact name of registrant as specified in its Charter)

            ARIZONA                                             86-0878747
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

                            2777 EAST CAMELBACK ROAD
                                    SUITE 101
                             PHOENIX, ARIZONA 85016
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (602) 955-6100

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of stock, as of a specified date within 60 days prior to the date of filing:
$18,012,581 as of March 24, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 5,503,870 as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            See Cross-Reference Sheet

                          SUN COMMUNITY BANCORP LIMITED
                                    Form 10-K
                      Fiscal Year Ended: December 31, 1999

                              CROSS REFERENCE SHEET

ITEM OF FORM 10-K                         INCORPORATION BY REFERENCE FROM:
-----------------                         --------------------------------
         PART I
Item 1,  Business                         Pages 5-8, 12-16 and 23-24,Financial
                                          Information Section of Annual Report

Item 2,  Properties                       Page 28, Financial Information Section
                                          of Annual Report; Page 10, Proxy
                                          Statement; and Pages 5-14, Marketing
                                          Section of Annual Report
         PART II
Item 5,  Market for Registrant's          Pages 2-3, 30-31 and 33-34, Financial
           Common Equity and              Information Section of Annual Report
           Related Stockholder Matters    and Page 15 of Marketing Section of
                                          Annual Report

Item 6,  Selected Financial Data          Page 2, Financial Information Section
                                          of Annual Report

Item 7,  Management's Discussion          Pages 4-17, Financial Information
           and Analysis of Financial      Section of Annual Report
           Condition and Results of
           Operations

Item 7a, Quantitative and Qualitative     Pages 4 and 13-16, Financial
           Disclosures About Market Risk  Information Section of Annual Report

Item 8,  Financial Statements and         Pages 2 and 18-36, Financial
           Supplementary Data             Information Section of Annual Report

         PART III
Item 10, Directors and Executive          Pages 4-5, Proxy Statement, and
           Officers of the Registrant     Page 1, Marketing Section of Annual
                                          Report

Item 11, Executive Compensation           Pages 6-9, Proxy Statement

Item 12, Security Ownership of            Pages 3-6, Proxy Statement
           Certain Beneficial
           Owners and Management

Item 13, Certain Relationships            Page 10, Proxy Statement
           and Related Transactions

         PART IV
Item 14, Exhibits, Financial Statement    Pages 18-36, Financial Information
           Schedules and Reports on       Section of Annual Report
           Form 8-K

KEY:
"Annual Report"     means  the  1999 Annual Report of the Registrant provided to
                    Stockholders  and the Commission  pursuant to Rule 14a-3(b).
                    Sun's 1999 Annual Report consists of two documents: a Financial Information Section and a Marketing Section.

"Proxy Statement"   means the Proxy Statement of the Registrant on Schedule 14A to be filed pursuant to Rule 14a-101 on or about April 17, 2000, the approximate date of mailing to stockholders.

Note: The page number references herein are based on the paper version of the Annual Report and Proxy Statement. Accordingly, those page number references may differ from the electronically filed versions of those documents.

                          SUN COMMUNITY BANCORP LIMITED

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I

ITEM  1. Business...........................................................   4

ITEM  2. Properties.........................................................  12

ITEM  3. Legal Proceedings..................................................  12

ITEM  4. Submission of Matters to a Vote of Security Holders................  12

                                     PART II

ITEM  5. Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................  13

ITEM  6. Selected Financial Data............................................  13

ITEM  7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  13

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.........  13

ITEM  8. Financial Statements and Supplementary Data........................  14

ITEM  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  14

                                    PART III

ITEM 10. Directors and  Executive Officers of the Registrant................  15

ITEM 11. Executive Compensation.............................................  15

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.....  15

ITEM 13. Certain Relationships and Related Transactions.....................  15

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  16

                                     PART I

ITEM 1. BUSINESS.

a. General development of business:

     Incorporated by reference from Pages 5-8 under the captions "The Business of Sun and its Banks", and "Sun's Structure", and Pages 23-24, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

b. Financial information about industry segments:

     Incorporated by reference from Pages 23-24, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

c. Narrative description of business:

     Incorporated by reference from Pages 5-8 under the captions "The Business of Sun and its Banks", and "Sun's Structure", Pages 23-24, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation", and Pages 13-16, Financial
Information  Section  of Annual  Report,  under the  caption  "Trends  Affecting
Operations" and Pages 12-13, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy".

     At December 31, 1999, Sun and its subsidiaries employed 162 full time equivalent employees.

     The  following  tables  (Tables  A  to  E,   inclusive),   present  certain
statistical information regarding Sun's business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A) SUN COMMUNITY BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest- bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for 1999, 1998, and 1997.

                                                                           Year Ended December 31
                                          ---------------------------------------------------------------------------------------
                                                     1999                         1998                           1997
                                          ---------------------------    --------------------------    --------------------------
                                                   Interest     (1)              Interest     (1)              Interest     (1)
                                          Average   Income/   Average    Average  Income/   Average    Average  Income/   Average
                                          Balance   Expense  Yield/Cost  Balance  Expense  Yield/Cost  Balance  Expense  Yield/Cost
                                          --------  -------    ------    -------  -------    ------    -------  -------    ------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies  $    343      $21      6.12%   $ 1,604  $    98      6.11%    $2,382  $   140      5.88%
   States and political subdivisions(2)     22,631    1,335      5.90%    10,973      647      5.90%     9,969      589      5.91%
   Other                                     1,929       91      4.72%       325       18      5.54%       131        7      5.34%
 Interest-bearing deposits with banks        8,397      482      5.74%       535       25      4.67%
 Federal funds sold                         32,553    1,594      4.90%    23,269    1,230      5.29%     5,200      289      5.56%
 Loans held for resale                         904      116     12.83%       445       30      6.74%
 Portfolio loans(3)                        125,811   14,281     11.35%    45,225    5,296     11.71%    15,407    1,846     11.98%
                                          --------  -------    ------    -------  -------    ------    -------  -------    ------
        Total interest-earning
          assets/interest income           192,568   17,920      9.31%    82,376    7,344      8.92%    33,089    2,871      8.68%
 Allowance for loan losses (deduct)         (1,270)                         (415)                         (146)
 Cash and due from banks                     8,859                         4,094                         1,507
 Premises and equipment, net                 3,633                         1,706                           587
 Other assets                                4,348                         1,910                           989
                                          --------                       -------                       -------
        Total Assets                      $208,138                       $89,671                       $36,026
                                          ========                       =======                       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
   Savings deposits                       $    626       14      2.24%   $   285        9      3.16%   $   166        6      3.61%
   Time deposits under $100,000             13,499      668      4.95%     5,480      287      5.24%     2,926      150      5.13%
   Time deposits of $100,000 or more        28,715    1,612      5.61%    10,073      557      5.53%     2,273      132      5.81%
   Other interest-bearing deposits          77,242    3,074      3.98%    35,784    1,427      3.99%    16,539      626      3.78%
 Other                                           6                            33                            12
                                          --------  -------    ------    -------  -------    ------    -------  -------    ------
        Total interest-bearing
          liabilities/interest expense     120,088    5,368      4.47%    51,655    2,280      4.41%    21,916      914      4.17%
 Noninterest-bearing demand deposits        34,560                        16,242                         6,030
 Accrued interest on deposits and
   other liabilities                           424                           200                           100
 Minority interest in
   consolidated subsidiaries                15,397                         5,120                           604
 Stockholders' equity                       37,669                        16,454                         7,376
                                          --------                       -------                       -------
        Total liabilities and
          stockholders' equity            $208,138                       $89,671                       $36,026
                                          ========  -------              =======  -------              =======  -------
Net interest income                                 $12,552                       $ 5,064                       $ 1,957
                                                    =======                       =======                       =======
Interest Rate Spread(4)                                          4.84%                         4.51%                         4.52%
                                                               ======                        ======                        ======
Net Yield on Interest-Earning Assets(5)                          6.52%                         6.15%                         5.91%
                                                               ======                        ======                        ======
Ratio of Average Interest-Earning
  Assets to Interest-Bearing Liabilities      1.60X                         1.59X                         1.51X
                                          ========                       =======                       =======

(1) Average yield/cost is determined by dividing the actual interest income/expense by the daily average balance of the asset or liability category.
(2)  Tax equivalent yield.
(3)  Average balance of loans includes non-accrual loans.
(4) Interest rate spread represents the average yield on interest-earning assets less the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets is based on net interest income as a percentage of average total interest-earning assets.

CHANGES IN NET INTEREST INCOME (TABLE B)
SUN COMMUNITY BANCORP LIMITED

The table below summarizes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Sun's net interest income during the periods indicated (in $1,000s). The change in interest attributable to volume calculated by multiplying the annual change in volume by the prior year's rate. The change in interest attributable rate is calculated by multiplying the annual change in rate by the current year's average balance. Any variance attributable jointly to volume and rate changes has been allocated to each category based on the percentage of each to the total change in both categories.

                                                                            Year Ended December 31
                                            ----------------------------------------------------------------------------------------
                                               1999 compared to 1998         1998 compared to 1997         1997 compared to 1996
                                            ----------------------------  ----------------------------  ----------------------------
                                            Volume     Rate    Net Total  Volume     Rate    Net Total  Volume     Rate    Net Total
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
Increase (decrease) in interest income:
  Investment securities:
    U.S. Treasury and government agencies   $   (77)  $     0   $   (77)  $   (47)  $     5   $   (42)  $   140   $     0   $   140
    States and political subdivisions           687         1   $   688        59        (1)       58       332        71       403
    Other                                        89       (16)  $    73        10         1        11         7        --         7
  Interest-bearing deposits with banks          367        90   $   457        25        --        25        --        --        --
  Federal funds sold                            491      (127)  $   364     1,006       (65)      941       245        (1)      244
  Loans held for resale                          31        55   $    86        30        --        30        --        --        --
  Portfolio loans                             9,437      (452)  $ 8,985     3,569      (119)    3,450     1,933      (201)    1,732
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
                Total                       $11,025   $  (449)  $10,576     4,653      (180)    4,473     2,657      (131)    2,526

Increase (decrease) in interest
  expense deposits:
    Savings deposits                             11        (6)        5         4        (1)        3         6        --         6
    Time deposits under $100,000                420       (39)      381       131         6       137       122        (7)      115
    Time deposits of $100,000 or more         1,031        23     1,054       454       (29)      425       141       (14)      127
    Other interest-bearing deposits           1,655        (7)    1,648       725        76       801       636       (84)      552
Debt obligations                                 --        --        --        --        --        --        --        --        --
Other                                            --        --        --        --        --        --        --        --        --
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
                Total                         3,117       (29)    3,088     1,315        51     1,366       905      (105)      800
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
Increase (decrease) in net
  interest income                             7,908      (420)    7,488   $ 3,338   $  (231)  $ 3,107   $ 1,752   $   (26)  $ 1,726
                                            =======   =======   =======   =======   =======   =======   =======   =======   =======

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE C)
SUN COMMUNITY BANCORP LIMITED

Portfolio loans outstanding as of the end of each period are shown below (in $1,000s):

                                                          December 31
                           ----------------------------------------------------------------------------
                                 1999                1998                1997                1996
                           ----------------    ----------------    ----------------    ----------------
Commercial                 191,825    93.01%   $60,366    88.67%   $26,062    83.44%   $ 3,768    77.69%
Real estate mortgage         7,459     3.62%     4,372     6.42%     2,607     8.35%       534    11.01%
Installment                  6,949     3.37%     3,342     4.91%     2,567     8.22%       548    11.30%
                           -------   ------    -------   ------    -------   ------    -------   ------
   Total portfolio loans   206,232   100.00%   $68,080   100.00%   $31,236   100.00%   $ 4,850   100.00%
                           =======   ======    =======   ======    =======   ======    =======   ======

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 1999 according to scheduled repayments of principal:

Aggregate maturities of portfolio loan                       Fixed      Variable
balances which are due:                           Rate        Rate        Total
                                                --------    --------    --------
  In one year or less                           $ 37,152    $ 42,296    $ 79,448
  After one year but within five years            15,436      67,933      83,369
  After five years                                 5,539      37,876      43,415
                                                --------    --------    --------
                   Total                        $ 58,127    $148,105    $206,232
                                                ========    ========    ========

The following summarizes, in general, Sun's various loan classifications:

Commercial

Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. Also includes a range of business credit products, current asset lines of credit and equipment term loans. These products bear higher inherent economic risk than other types of lending activities. A typical loan size approximates $500,000.

Real Estate Mortgage

Includes single family residential loans held for permanent portfolio, and home equity lines of credit. Risks are nominal, borne out by loss experience, housing economic data and loan-to-value percentages.

Installment

Includes a broad range of consumer credit products, secured by automobiles, boats, etc., with typical consumer credit risks.

All loans are subject to underwriting procedures commensurate with the loan size, nature of collateral, industry trends, risks and experience factors. Appropriate collateral is required for most loans, as is documented evidence of debt repayment sources.

SUN COMMUNITY BANCORP LTD.

The aggregate amount of nonperforming portfolio loans is shown below. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis, and
(b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. Nonperforming portfolio loans include all loans for which, based on the Sun's loan rating system, management has concerns. Loans are placed in nonaccrual status when, in management's opinion, there is a reasonable probability of not collecting 100% of future principal and interest payments. In addition, certain loans, although current based on Sun's rating criteria, are placed in nonaccrual status. Generally, loans are placed in nonaccrual status when they become 90 days delinquent; however, management may elect to continue the accrual of interest in certain circumstances. When interest accruals are discontinued, interest previously accrued (but unpaid) is reversed. If non- performing loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the year, additional interest income of $5,000 would have been recorded in 1999. Interest income recognized on loans in nonaccrual status in 1999 operations approximated $1,000. At December 31, 1999, there were no material amounts of loans which were restructured or otherwise renegotiated as a concession to troubled borrowers.

                                                            December 31
                                                    ----------------------------
                                                    1999    1998    1997    1996
                                                    ----    ----    ----    ----
Nonperforming loans:                                        (in $1,000s)
  Nonaccrual loans:      Commercial                 $ 34
                         Real estate
                         Installment
                                                    ----    ----    ----    ----
        Total nonaccrual loans                        34       0       0       0

  Past due loans:        Commercial
                         Real estate
                         Installment
                                                    ----    ----    ----    ----
        Total past due loans                           0       0       0       0
                                                    ----    ----    ----    ----
Total nonperforming loans                           $ 34    $  0    $  0    $  0
                                                    ====    ====    ====    ====
Nonperforming loans as a percentage
  of total portfolio loans                             *      --      --      --
                                                    ====    ====    ====    ====
Nonperforming loans as a percentage
  of total assets                                      *      --      --      --
                                                    ====    ====    ====    ====
Allowance for loan losses as a
  percentage of nonperforming loans                  N.M.    N/A     N/A     N/A
                                                    ====    ====    ====    ====

* Less than .01%.
N.M. - Not Meaningful.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE D)
SUN COMMUNITY BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios each period:

                                                            Year Ended December 31
                                                    --------------------------------------
                                                      1999      1998      1997      1996
                                                    --------   -------   -------   -------
                                                                 (in $1,000s)
Allowance for loan losses at January 1              $    696   $   317   $    49   $     0

Loans charged-off:
  Commercial                                              78
  Real estate
  Installment
                                                    --------   -------   -------   -------
                         Total Charge-offs                78         0         0         0
Recoveries:
  Commercial
  Real estate
  Installment
                                                    --------   -------   -------   -------
                         Total recoveries                  0         0         0         0
                                                    --------   -------   -------   -------
                         Net charge-offs                  78         0         0         0

Additions to allowance charged to expense              1,753       379       268        49
                                                    --------   -------   -------   -------
      Allowance for loan losses at December 31      $  2,371   $   696   $   317   $    49
                                                    ========   =======   =======   =======
Total portfolio loans outstanding at December 31    $206,232   $68,080   $31,236   $ 4,850
                                                    ========   =======   =======   =======
Ratio of allowance for loan losses to
  portfolio loans outstanding                           1.15%     1.02%     1.01%     1.01%
                                                    ========   =======   =======   =======
Average total portfolio loans for the year          $125,811   $45,225   $15,407   $ 2,425
                                                    ========   =======   =======   =======
Ratio of net charge-offs to average
  portfolio loans outstanding                           0.06%     0.00%     0.00%     0.00%
                                                    ========   =======   =======   =======

The allowance for loan losses has been established as a general allowance for losses on the loan portfolio estimated at the balance sheet date. For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table, which include all loans which, based on Sun's loan rating system, management has concerns, should not be interpreted as an indication of future charge-offs and the amounts allocated are not intended to reflect the amount that may be available for future losses since the allowance is a general allowance.

                                                                 December 31
                                                    --------------------------------------
                                                      1999      1998      1997      1996
                                                    --------   -------   -------   -------
                                                                 (in $1,000s)
Commercial                                          $  1,006   $   318   $   145   $    15
Real estate mortgage                                      50        11        17         2
Installment                                               28        33        13         2
Unallocated                                            1,287       334       142        30
                                                    --------   -------   -------   -------
      Total allowance for loan losses               $  2,371   $   696   $   317   $    49
                                                    ========   =======   =======   =======
         Total portfolio loans outstanding          $206,232   $68,080   $31,236   $ 4,850
                                                    ========   =======   =======   =======
Ratio of allowance to portfolio loans outstanding       1.15%     1.02%     1.01%     1.01%
                                                    ========   =======   =======   =======

AVERAGE DEPOSITS (TABLE E)
SUN COMMUNITY BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 1999, 1998 and 1997:

                                                               December 31
                                      ---------------------------------------------------------------
                                             1999                  1998                  1997
                                      -------------------   -------------------   -------------------
                                                 Average               Average               Average
                                       Amount      Rate      Amount      Rate      Amount      Rate
                                      --------   --------   --------   --------   --------   --------
Noninterest-bearing demand deposits   $ 34,560              $ 16,242              $  6,030
Savings deposits                           626     2.24%         285     3.16%         166     3.61%
Time deposits under $100,000            13,499     4.95%       5,480     5.24%       2,926     5.13%
Time deposits of $100,000 or more       28,715     5.61%      10,073     5.53%       2,273     5.81%
Other interest-bearing deposits         77,242     3.98%      35,784     3.99%      16,539     3.78%
                                      --------              --------              --------
        Total deposits                $154,642              $ 67,864              $ 27,934
                                      ========              ========              ========

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 1999 (in $1,000s):


Three months or less                  $ 18,572
Three months to twelve months           28,702
Over 12 months                           4,789
                                      --------
        Total                         $ 52,063
                                      ========

FINANCIAL RATIOS (TABLE F)
SUN COMMUNITY BANCORP LIMITED

                                                     Year Ended December 31
                                                   --------------------------
                                                   1999       1998      1997
                                                   -----      -----     -----

Net income (loss) as a percentage of:
  Average stockholders' equity                     (4.23%)     0.34%    (0.97%)
  Average total assets                             (0.77%)     0.06%    (0.20%)

Average stockholders' equity as
  a percentage of average total assets             18.10%     18.35%    20.47%

Dividend payout ratio (cash dividends per share
  as a percentage of net income per share):
      Basic                                           --         --        --
      Diluted                                         --         --        --

ITEM 2. PROPERTIES.

     Each of Sun's banks operate from a single location, except Sunrise Bank of Arizona (which had a loan production office in Albuquerque, New Mexico at year end 1999). The addresses of each subsidiaries' main office are stated on pages 5-14, Marketing Section of Annual Report, which are incorporated herein by reference.

     Most of the bank facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking.

     Some of the banks have drive-up customer service. The banks are typically located in or near high traffic centers of commerce in their respective communities. Customer service is enhanced through utilization of ATMs to process some customer-initiated transactions and some of the banks also make available a courier service to pick up transactions at customers' locations.

     The principal offices of Sun are located within the same building as Camelback Community Bank in Phoenix, Arizona. Those headquarters include administrative, operations, accounting, and executive staff.

     Certain of the office locations are leased. Incorporated by reference from Page 28, Financial Information Section of Annual Report, under the caption "Note F--Premises and Equipment".

     One of the banks' facilities is leased from a related party. Incorporated by reference from the 1st paragraph on Page 10, Proxy Statement, under the caption "Certain Relationships and Related Transactions."

     Management believes Sun's and its banks' offices to be in good and adequate condition and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 1999, there were no material pending legal proceedings to which Sun or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Sun.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1999, no matters were submitted to a vote by security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.   Market Information:

     Incorporated by reference from Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Sun's Common Stock", Pages 30-31, Financial Information Section of Annual Report, under the caption "Note J--Common Stock and Stock Options" and Page 15, Marketing Section of Annual Report, under the caption "Shareholder Information".

B.   Holders:

     Incorporated by reference from first sentence of third paragraph on Page 3,
     Financial   Information  Section  of  Annual  Report,   under  the  caption
     "Information Regarding Sun's Common Stock".

C.   Dividends:

     Incorporated by reference from second sentence of second paragraph on Page 3, Financial Information Section of Annual Report, under the caption
     "Information Regarding Sun's Common Stock", Pages 33-34, Financial Information Section of Annual Report, under the caption "Note O--Dividend Limitations of Subsidiaries and Other Capital Requirements".

ITEM 6. SELECTED FINANCIAL DATA.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 1999, 1998, 1997 and 1996".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from Pages 5-17, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Page 4, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Incorporated by reference from Pages 13-16, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Page 4, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 (under subcaption "A. Exhibits") of this Form 10-K for specific description of financial statements incorporated by reference from Financial Information Section of Annual Report.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from Pages 4-5, Proxy Statement, under the caption "Election of Directors" and Page 1, Marketing Section of Annual Report, under the caption "Officers of the Corporation".

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference from Pages 6-9, Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Executive Compensation" and; Page 6, Proxy Statement, the second paragraph under the caption "Meetings of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from Page 3, Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof", Pages 4-5, Proxy Statement, under the caption "Election of Directors" and Page 6, Proxy Statement, under the caption "Meetings of the Board of Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from Page 10, Proxy Statement, under the caption "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A. Exhibits:

          The following consolidated financial statements of Sun Community Bancorp Limited and subsidiaries and report of independent auditors included on Pages 18-36 of the Financial Information Section of Annual Report of the registrant to its stockholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

          Report of Independent Auditors.

          Consolidated balance sheets--December 31, 1999 and 1998.

          Consolidated statements of operations--Years ended December 31, 1999, 1998 and 1997.

          Consolidated statements of changes in stockholders' equity--Years ended December 31, 1999, 1998 and 1997.

          Consolidated statements of cash flows--Years ended December 31, 1999, 1998 and 1997.

          Notes to consolidated financial statements.

          All financial statements and schedules have been incorporated by reference from the Annual Report or are included in Management's Discussion and Analysis of Financial Condition and Results of Operations. No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

B. Reports on Form 8-K:

     During the fourth quarter of 1999, no reports on Form 8-K were filed by the registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITY BANCORP LIMITED
Registrant

By: /s/ Joseph D. Reid                  By: /s/ Lee W. Hendrickson
    ---------------------------------       ---------------------------------
    Joseph D. Reid                          Lee W. Hendrickson
    Chairman and                            Executive Vice President and
    Chief Executive Officer                 Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on March 15, 2000.

/s/ Joseph D. Reid                      /s/ John S. Lewis
-----------------------------------     -----------------------------------
Joseph D. Reid, Chairman,               John S. Lewis, President and Director
Chief Executive Officer and
Director


/s/ Richard N. Flynn                    /s/ Michael J. Devine
-----------------------------------     -----------------------------------
Richard N. Flynn, Secretary and         Michael J. Devine, Director
Director


/s/ Michael F. Hannley                  /s/ Michael J. Harris
-----------------------------------     -----------------------------------
Michael F. Hannley, Executive           Michael J. Harris, Director
Vice President and Director


/s/ Gary W. Hickel                      /s/ Michael L. Kasten
-----------------------------------     -----------------------------------
Gary W. Hickel, Executive               Michael L. Kasten, Director
Vice President and Director


-----------------------------------     -----------------------------------
Humberto S. Lopez, Director             Kathryn L. Munro, Director


/s/ Ronald K. Sable
-----------------------------------
Ronald K. Sable, Director

                                  EXHIBIT INDEX

                                                                 Page Number or
                                                                 Incorporated by
Exhibit No.    Description                                       Reference From:
-----------    -----------                                       ---------------
 3.1           Articles of Incorporation.                              (1)

 3.2           Amendment to the Articles of Incorporation.             (1)

 3.3           Amended and Restated Bylaws.                            (1)

 4             Specimen Common Stock Certificate.                      (1)

10.1           Employment Agreement by and between Sun
                 and Joseph D. Reid.                                   (1)

10.2           Addendum to the Employment Agreement by and
                 Sun and Joseph D. Reid.                               (1)

10.3           Employment Agreement by and between Camelback
                 Community Bank and Joseph D. Reid.                    (1)

10.4           Employment Agreement by and between Mesa Bank
                 and Joseph D. Reid.                                   (1)

10.5           Employment Agreement by and between Southern
                 Arizona Community Bank and Joseph D. Reid.            (1)

10.6           Employment Agreement by and between Sunrise
                 Bank of Arizona and Joseph D. Reid.                   (1)

10.7           Employment Agreement by and between Sun
                 and John S. Lewis.                                    (1)

10.8(a)        Employment Agreement by and between Valley First
                 Community Bank and Gary W. Hickel.                    (1)

10.8(b)        Addendum to Employment Agreement by and between
                 Valley First Community Bank and Gary W. Hickel.       (1)

10.9           Employment Agreement by and between Bank of
                 Tucson and Michael F. Hannley.                        (1)

10.10          Anti-dilution Agreement by and between Sun
                 Community Bancorp Limited and Capitol Bancorp
                 Limited.                                              (1)

10.11          Stock Option Program.                                   (1)

10.12          Form of Executive Supplemental Income Agreement.        (1)

10.13          Lease Agreement by and between East Valley.
                 Community Bank and Chandler Properties Group, LLC.    (1)

13             Annual Report to Security Holders.

21             Subsidiaries.

27.1           Financial Data Schedule for fiscal year end December
                 31, 1999.

KEY:

(1)  Incorporated  by  reference  from  Registration   Statement  on  Form  S-1,
     Amendment No.2, filed June 15, 1999 (Commission file No. 333-76719).