Form 10-Q
period 2000-03-31
SUN COMMUNITY BANCORP LTD
filed 2000-05-15
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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

     Common stock, No par value: 5,503,870 shares outstanding as of April 30, 2000.

                                      INDEX

PART I. FINANCIAL INFORMATION

                           FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this document, including Sun's interim consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Sun and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend", "expect", "project", "estimate", "predict", "anticipate", "should", "believe", and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Sun's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Sun's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Sun's banks and their ability to respond to such actions, (ix) the cost of capital, which may depend in part on Sun's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) "Year 2000" computer, imbedded chip and data processing issues, and (xii) other risks detailed in Sun's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to Sun or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Sun undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

                                                                            Page
                                                                            ----
Item 1.  Financial Statements:
         Consolidated balance sheets - March 31, 2000 and December 31, 1999. 3 Consolidated statements of income - Three months ended
           March 31, 2000 and 1999.                                            4
         Consolidated statements of changes in stockholders' equity -
           Three months ended March 31, 2000 and 1999.                         5
         Consolidated statements of cash flows - Three months ended
           March 31, 2000 and 1999.                                            6
         Notes to consolidated financial statements.                           7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   17
Item 2.  Changes in Securities.                                               17
Item 3.  Defaults Upon Senior Securities.                                     17
Item 4.  Submission of Matters to a Vote of Security Holders.                 17
Item 5.  Other Information.                                                   17
Item 6.  Exhibits and Reports on Form 8-K.                                    17

SIGNATURES                                                                   18

                                 PART I, ITEM I
                          SUN COMMUNITY BANCORP LIMITED
                           Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999


                                                    March 31,      December 31,
                                                      2000            1999
                                                  -------------   -------------
ASSETS
  Cash and due from banks                         $  13,988,288   $   8,578,000
  Interest-bearing deposits with banks                6,384,719      11,537,608
  Federal funds sold                                 36,050,206      28,699,050
                                                  -------------   -------------
        Total cash and cash equivalents              56,423,213      48,814,658
  Loans held for resale                               1,100,000       1,295,977
  Investment securities available for sale,
    carried at market value                          22,042,681      35,439,821
  Portfolio loans:
    Commercial                                      247,713,396     191,824,802
    Real estate mortgage                              8,373,848       7,458,649
    Installment                                       7,785,063       6,948,662
                                                  -------------   -------------
        Total portfolio loans                       263,872,307     206,232,113
    Less allowance for loan losses                   (2,999,000)     (2,371,000)
                                                  -------------   -------------
        Net portfolio loans                         260,873,307     203,861,113
  Premises and equipment, net                         5,344,025       5,308,423
  Accrued interest income                             1,588,585       1,352,719
  Other assets                                        4,550,293       4,317,706
                                                  -------------   -------------

          TOTAL ASSETS                            $ 351,922,104   $ 300,390,417
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                           $  63,431,096   $  49,650,744
    Interest-bearing                                212,039,538     175,356,132
                                                  -------------   -------------
        Total deposits                              275,470,634     225,006,876
  Accrued interest on deposits and
    other liabilities                                 2,677,641       3,996,658
                                                  -------------   -------------
        Total liabilities                           278,148,275     229,003,534

MINORITY INTERESTS IN
  CONSOLIDATED SUBSIDIARIES                          23,687,193      21,384,108

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    10,000,000 shares authorized;
    5,503,870 shares issued and outstanding          51,867,516      51,867,516
  Retained-earnings deficit                          (1,656,773)     (1,772,622)
  Market value adjustment (net of tax effect)
    for investment securities available for sale
    (accumulated other comprehensive income)           (124,107)        (92,119)
                                                  -------------   -------------
        Total stockholders' equity                   50,086,636      50,002,775
                                                  -------------   -------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                  $ 351,922,104   $ 300,390,417
                                                  =============   =============

                          SUN COMMUNITY BANCORP LIMITED
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2000 and 1999


                                                        Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                       2000            1999
                                                    -----------     -----------
Interest income:
  Portfolio loans (including fees)                  $ 6,277,535     $ 2,258,024
  Loans held for resale                                  27,875          28,475
  Taxable investment securities                         360,903         199,610
  Federal funds sold                                    449,468         460,626
  Interest-bearing deposits with
    banks and other                                     127,057          28,794
                                                    -----------     -----------
        Total interest income                         7,242,838       2,975,529
Interest expense:
  Demand deposits                                     1,078,625         546,280
  Savings deposits                                        4,147           3,164
  Time deposits                                       1,162,838         336,139
  Other                                                      --             308
                                                    -----------     -----------
        Total interest expense                        2,245,610         885,891
                                                    -----------     -----------
        Net interest income                           4,997,228       2,089,638
Provision for loan losses                               632,452         209,000
                                                    -----------     -----------
Net interest income after provision
  for loan losses                                     4,364,776       1,880,638
Noninterest income:
  Service charges on deposit accounts                   134,899          70,542
  Mortgage broker fees                                   12,268          21,702
  Other                                                  96,309          26,331
                                                    -----------     -----------
        Total noninterest income                        243,476         118,575
Noninterest expense:
  Salaries and employee benefits                      2,710,925       1,410,161
  Occupancy                                             426,484         241,094
  Equipment rent, depreciation
    and maintenance                                     334,286         246,340
  Other                                               1,155,571         565,653
                                                    -----------     -----------
        Total noninterest expense                     4,627,266       2,463,248
                                                    -----------     -----------
Income (loss) before federal income taxes,
  minority interest and cumulative effect of
  change in accounting principle                        (19,014)       (464,035)
Federal income taxes (credit)                            (6,000)        (64,000)
                                                    -----------     -----------
Income (loss) before minority interest
  and cumulative effect of change in
  accounting principle                                  (13,014)       (400,035)
Credit resulting from minority interest
  in net losses of consolidated subsidiaries            128,863         224,282
                                                    -----------     -----------
NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                               115,849        (175,753)
Cumulative effect of change in accounting
  principle -- Note B                                        --        (386,228)
                                                    -----------     -----------
        NET INCOME (LOSS)                           $   115,849     $  (561,981)
                                                    ===========     ===========

        NET INCOME (LOSS) PER SHARE -- Note D

                          SUN COMMUNITY BANCORP LIMITED
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 2000 and 1999


                                                                             Accumulated
                                                               Retained-        Other
                                                Common         Earnings      Comprehensive
                                                Stock          Deficit       Income (Loss)      Total
                                             ------------    ------------    ------------    ------------
THREE MONTHS ENDED MARCH 31, 1999:

Balances at January 1, 1999                  $ 26,795,416    $   (179,673)   $     11,339    $ 26,627,082

Net proceeds from issuance
  of 6,810 shares of
  common stock for cash
  consideration of $10.00 per share                71,100                                          71,100

Components of comprehensive income (loss):
  Net loss for the period                                        (561,981)                       (561,981)
  Market value adjustment for
    investment securities available
    for sale (net of tax effect)                                                   (7,619)         (7,619)
                                                                                             ------------
      Comprehensive loss
        for the period                                                                           (569,600)
                                             ------------    ------------    ------------    ------------
BALANCES AT MARCH 31, 1999                   $ 26,866,516    $   (741,654)   $      3,720    $ 26,128,582
                                             ============    ============    ============    ============

THREE MONTHS ENDED MARCH 31, 2000:

Balances at January 1, 2000                  $ 51,867,516    $ (1,772,622)   $    (92,119)   $ 50,002,775

Components of comprehensive income:
  Net income for the period                                       115,849                         115,849
  Market value adjustment for
    investment securities available
    for sale (net of tax effect)                                                  (31,988)        (31,988)
                                                                                             ------------
      Comprehensive income
        for the period                                                                             83,861
                                             ------------    ------------    ------------    ------------
BALANCES AT MARCH 31, 2000                   $ 51,867,516    $ (1,656,773)   $   (124,107)   $ 50,086,636
                                             ============    ============    ============    ============

                          SUN COMMUNITY BANCORP LIMITED
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999


                                                                         2000            1999
                                                                     ------------    ------------
OPERATING ACTIVITIES
  Net income (loss)                                                  $    115,849    $   (561,981)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Minority interest in net losses of consolidated subsidiaries       (128,863)       (224,282)
      Provision for loan losses                                           632,452         209,000
      Depreciation of premises and equipment                              309,746         338,190
      Net accretion of investment security discounts                      (15,228)        (71,522)
      Cumulative effect of change in accounting principle                      --        (386,228)
  Origination and purchases of loans held for resale                   (6,199,128)    (11,084,478)
  Proceeds from sales of loans held for resale                          6,395,105       9,571,013
  Decrease (increase) in accrued interest income  and other assets       (468,453)        359,166
  Increase (decrease) in accrued interest and other liabilities        (1,319,017)        213,870
                                                                     ------------    ------------

        NET CASH  USED BY OPERATING ACTIVITIES                           (677,537)     (1,637,252)

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities
    available for sale                                                 21,477,500      15,341,000
  Purchases of investment securities available for sale                (8,097,120)    (16,786,807)
  Net increase in portfolio loans                                     (57,644,646)    (18,086,866)
  Purchases of premises and equipment                                    (345,348)       (520,083)
                                                                     ------------    ------------

        NET CASH USED BY INVESTING ACTIVITIES                         (44,609,614)    (20,052,756)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                   33,902,379      17,042,694
  Net increase in certificates of deposit                              16,561,379       6,788,997
  Net proceeds from issuance of common stock                                   --          71,100
  Resources provided by minority interests                              2,431,948         355,841
                                                                     ------------    ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                      52,895,706      24,258,632
                                                                     ------------    ------------

        INCREASE IN CASH AND CASH EQUIVALENTS                           7,608,555       2,568,624

Cash and cash equivalents at beginning of period                       48,814,658      48,361,413
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 56,423,213    $ 50,930,037
                                                                     ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SUN COMMUNITY BANCORP LIMITED


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

     The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     The consolidated balance sheet as of December 31, 1999 was derived from audited consolidated financial statements as of that date. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE B - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     AICPA Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, requires start-up, preopening and organizational costs to be charged to expense when incurred. The initial application of this statement, which became effective January 1, 1999, also required the write-off of any such costs previously capitalized. Implementation of this new statement is shown as a cumulative effect adjustment in the first quarter of 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED


NOTE C - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                   Three Months Ended March 31
                                                   --------------------------
                                                       2000          1999
                                                   ------------   -----------

Numerator--net  income (loss) for the period       $    115,849   $  (561,981)
                                                   ============   ===========
Denominator:
  Weighted average number of common shares
    outstanding (denominator for basic
    earnings per share)                               5,503,870     3,853,870

  Effect of dilutive securities - stock options          73,436            --(1)
                                                   ------------   -----------
Denominator for dilutive net income per share --
  Weighted average number of common shares
    and potential dilution                            5,577,306     3,853,870
                                                   ============   ===========
Net income (loss) per share:
  Before cumulative effect of change in
    accounting principle:
      Basic                                        $       0.02   $     (0.05)
                                                   ============   ===========
      Diluted                                      $       0.02   $     (0.05)
                                                   ============   ===========
  After cumulative effect of change in
    accounting principle:
      Basic                                        $       0.02   $     (0.15)
                                                   ============   ===========
      Diluted                                      $       0.02   $     (0.15)
                                                   ============   ===========

(1) Antidilutive for period presented.

NOTE D - NEW BANK AND PENDING BANK APPLICATIONS

     Black Mountain Community Bank, located in Henderson, Nevada, opened in March 2000. It is majority-owned by Nevada Community Bancorp Limited which is majority-owned by Sun.

     As of March 31, 2000, an application was pending for an additional bank in New Mexico (Sunrise Bank of Albuquerque), which opened in early April 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED


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

              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Total assets approximated $351.9 million at March 31, 2000, an increase of $51.5 million from the December 31, 1999 level of $300.4 million. The consolidated balance sheets include Sun and its majority-owned subsidiaries. In March 2000, Black Mountain Community Bank located in Henderson, Nevada commenced operations and was added to the consolidated group as a majority-owned subsidiary of Nevada Community Bancorp Limited, a majority-owned subsidiary of Sun.

     Portfolio loans increased during the three-month period by approximately $57.6 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $55.9 million, consistent with the banks' emphasis on commercial lending activities. Interim 2000 loan growth includes $12 million loaned to Capitol Bancorp, Sun's majority shareholder, on a short-term basis.

     The allowance for loan losses at March 31, 2000 approximated $3 million or 1.14% of total portfolio loans, a slight decrease from the year-end 1999 ratio of 1.15%.

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

              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the three-month periods (in thousands):

                                                        2000        1998
                                                       -------     -------

     Allowance for loan losses at January 1            $ 2,371     $   696

       Loans charged-off                                    (4)         --
       Recoveries                                           --          --

       Additions to allowance charged to expense           632         209
                                                       -------     -------
     Allowance for loan losses at March 31             $ 2,999     $   905
                                                       =======     =======

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

                                         March 31, 2000      December 31, 1999
                                       ------------------    ------------------
                                                  Percent               Percent
                                                  of Total              of Total
                                                 Portfolio             Portfolio
                                                   Loans                 Loans
                                                  ---------            ---------

     Commercial                        $  1,326     0.50%    $  1,006     0.49%
     Real estate mortgage                    76     0.03           50     0.02
     Installment                              8       --           28     0.01
     Unallocated                          1,589     0.61        1,287     0.63
                                       --------   ------     --------   ------

     Total allowance for loan losses   $  2,999     1.14%    $  2,371     1.15%
                                       ========   ======     ========   ======
       Total portfolio
         loans outstanding             $263,872              $206,232
                                       ========              ========

     Impaired loans (i.e. loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1999 and through March 31, 2000.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                          March 31   December 31
                                                            2000        1999
                                                           -------     -------
     Nonaccrual loans:
           Commercial                                      $   670     $    34
           Real estate
           Installment
                                                           -------     -------
     Total nonaccrual loans                                    670

     Past due (>90 days) loans:
           Commercial                                      $   137     $
           Real estate
           Installment
                                                           -------     -------
     Total past due loans                                      137
                                                           -------     -------
     Total nonperforming loans                             $   807     $    34
                                                           =======     =======

     Nonperforming loans increased $773,000 during early 2000, however, continued at a low level in relation to total loans. These consist of a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and allowance ratios (dollars in thousands):

                                                                                                       Allowance as a
                                           Total               Allowance for        Nonperforming    Percentage of Total
                                      Portfolio Loans           Loan Losses             Loans          Portfolio Loans
                                   ---------------------   ---------------------  -----------------   -----------------
                                   March 31      Dec 31    March 31     Dec 31    March 31   Dec 31   March 31   Dec 31
                                     2000         1999       2000        1999       2000      1999     2000      1999
                                   ---------   ---------   ---------   ---------   -------   -------  -------   -------
Bank of Tucson                     $  61,555   $  59,088   $   763   $   725                            1.24%     1.23%
Camelback Community Bank              27,510      22,731       293       228                            1.07      1.00
East Valley Community Bank(1)          6,640       4,335        70        44                            1.05      1.01
Mesa Bank                             23,519      18,884       247       189                            1.05      1.00
Southern Arizona Community Bank       24,732      20,610       260       207                            1.05      1.00
Valley First Community Bank           39,403      36,334       461       418       $ 423     $  34      1.17      1.15
Nevada Community Bancorp:
  Black Mountain Community Bank(2)        39                     1                                      2.56
  Desert Community Bank(1)            17,855      11,438       252       154         384                1.41      1.35
  Red Rock Community Bank(1)          16,491       7,861       268       156                            1.63      1.98
Sunrise Capital Corporation:
  Sunrise Bank of Arizona             34,130      24,952       312       250                             .91      1.00
Other, net                            11,998          (1)       72        --                             .60
                                   ---------   ---------   -------   -------       -----     -----     -----     -----
      Consolidated                 $ 263,872   $ 206,232   $ 2,999   $ 2,371       $ 807     $  34      1.14%     1.15%
                                   =========   =========   =======   =======       =====     =====     =====     =====

As a condition of charter approval, each bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations. For periods after June 30, 1999, Bank of Tucson is no longer subject to the minimum allowance for loan loss requirement.

(1) East Valley Community Bank, Desert Community Bank and Red Rock Community Bank commenced operations at varying dates in 1999.
(2)  Black Mountain Community Bank commenced operations in March 2000.

     Noninterest-bearing deposits approximated 25.4% of total deposits at September 30, 1999, a decrease from the December 31, 1998 level of 28.4%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2000 approximated $116,000 ($0.02 per share), compared to a net loss from operations of $176,000 ($0.05 per share) during the corresponding period of 1999. For the three months ended March 31, 1999, after adjusting for a change in accounting principle, Sun's net loss approximated $562,000 ($0.15 per share).

     Operating results and total assets (in thousands) were as follows:

                                                                               Three Months Ended March 31
                                                             --------------------------------------------------------------
                                                                  Net Income            Return on            Return on
                                         Total Assets               (Loss)           Beginning Equity      Average Assets
                                     ---------------------   ---------------------   -----------------    -----------------
                                     March 31     Dec 31
                                       2000        1999        2000        1999       2000      1999       2000      1999
                                     ---------   ---------   ---------   ---------   -------   -------    -------   -------
Bank of Tucson                       $  89,115   $  82,113   $     455   $     193     24.75%    12.41%      2.15%     1.15%
Camelback Community Bank                38,447      30,254           3        (310)     0.34                 0.04
East Valley Community Bank(1)           10,832      10,757        (201)
Mesa Bank                               29,194      24,738           2        (160)     0.24                 0.03
Southern Arizona Community Bank         29,176      25,778           3        (309)     0.27                 0.03
Valley First Community Bank             45,558      45,678         109         (63)    10.36                 1.00
Nevada Community Bancorp:
  Black Mountain Community Bank(2)       5,614                     (98)
  Desert Community Bank(1)              23,592      17,839        (112)
  Red Rock Community Bank(1)            20,486      15,596         (91)
Sunrise Capital Corporation:
  Sunrise Bank of Arizona               42,564      30,615          23        (291)     2.15                 0.27
Other, net                              17,344      17,022          23         378
                                     ---------   ---------   ---------   ---------   -------   -------    -------   -------
      Consolidated                   $ 351,922   $ 300,390   $     116   $    (562)     0.93%       --       0.14%       --
                                     =========   =========   =========   =========   =======   =======    =======   =======

n/a  Not applicable

(1) East Valley Community Bank, Desert Community Bank and Red Rock Community Bank commenced operations at varying dates in 1999.
(2)  Black Mountain Community Bank commenced operations in March 2000.

     Net interest income increased to $5 million during the three-month 2000 period versus $2.1 million in the corresponding period of 1999 primarily due to growth in total assets and the number of banks within the consolidated group.

     Noninterest income increased to $243,000 for the 2000 three-month period, as compared with $119,000 in 1999. Service charge revenue increased 91.2% in the 2000 period compared to the same period in 1999. This increase is primarily related to higher transaction volume and the larger number of customers resulting from the addition of new banks in 1999 and 2000.

     Provisions for loan losses were $632,000 for the three months ended March 31, 2000 compared to $209,000 during the 1999 period. The increase is primarily related to loan growth. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the three months ended March 31, 2000 was $4.6 million compared with $2.5 million in 1999. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group and the larger number of data processing and other administrative support staff necessary for the increased number and size of banks.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $50.5 million for the three-month 2000 period, compared to $23.8 million in 1999. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source.

     Deposit growth in 2000 has been deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $56.4 million or 16% of total assets at March 31, 2000 as compared with $48.8 million or 16.3% of total assets at December 31, 1999. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at March 31, 2000 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Sun's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At March 31, 2000 Sun and the banks had approximately $22 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

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

              [The remainder of this page intentionally left blank]

     Stockholders' equity, as a percentage of total assets, approximated 14.2% at March 31, 2000, a decrease from the beginning of the year ratio of 16.6%. Total capital funds (stockholders' equity, plus minority interests in consolidated subsidiaries) aggregated $73.8 million or 21% of total assets at March 31, 2000. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $30 million or more at the beginning of 2000) and consolidated regulatory capital position at March 31, 2000:

                                                                           Valley First
                                                                Bank of     Community
                                                                Tucson        Bank      Consolidated
                                                               ---------    ---------    ----------
Total capital to total assets:
  Minimum required amount                                      >=$ 3,555    >=$ 1,826    >=$ 14,077
  Actual amount                                                  $ 7,249      $ 4,140      $ 50,087
  Ratio                                                             8.16%        9.07%        14.23%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                                   >=$ 2,619    >=$ 1,652    >=$ 13,231
  Actual amount                                                  $ 7,249      $ 4,131      $ 73,710
  Ratio                                                            11.07%       10.00%        22.28%

Combined Tier I and Tier II capital to risk-weighted assets:
  Minimum required amount(2)                                   >=$ 5,238    >=$ 3,304    >=$ 26,463
  Amount required to meet "Well-Capitalized" category(3)       >=$ 6,548    >=$ 4,130    >=$ 33,079
  Actual amount                                                  $ 8,012      $ 4,592      $ 76,709
  Ratio                                                            12.24%       11.12%        23.19%

(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Sun's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Sun may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Sun. Plans for additional bank development activities in the states of Arizona, New Mexico and California were announced previously. At March 31, 2000, an application was pending for a new bank in New Mexico.

     In April 2000, Sun announced plans to purchase up to $3 million of its common stock in open market purchases during the next several months. The shares repurchased in this manner may be retained as treasury shares, retired, used for implementation of an employee stock ownership plan or for other business purposes. To the extent such share purchases are made, they will have the impact of increasing the percentage ownership of Sun by Capitol Bancorp Ltd., which currently owns 51% of Sun's common stock. The share purchase program will be funded from Sun's existing resources, principally short-term loans and investments.

CENTURY DATE CHANGE

     Throughout 1999, significant attention was drawn to the century date change and concerns about whether banks were prepared. What was predicted by some media to become a catastrophic disaster of computer failures, proved to be a nonevent.

     Sun and its banks were well prepared, far in advance of the regulatory initiatives, and were pleased to celebrate the new year without any significant problems.

     Bank regulatory agencies have advised that they remain somewhat concerned about the banking industry on this matter for the remainder of 2000 and are likely to perform some limited follow-up examinations during the period. Management estimates additional future costs relating to the century date change will be minimal.

IMPACT OF NEW ACCOUNTING STANDARDS

     As discussed elsewhere herein, a new accounting standard which required the write-off of previously capitalized start-up and preopening costs was implemented effective January 1, 1999. That standard requires that such costs thereafter be charged to expense, when incurred.

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

     None

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               (27) Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUN COMMUNITY BANCORP LIMITED
                                        (Registrant)


                                        /s/ Joseph D. Reid
                                        ----------------------------------------
                                        Joseph D. Reid
                                        Chairman and Chief Executive Officer
                                        (duly authorized to sign on behalf
                                        of the registrant)


                                        /s/ Lee W. Hendrickson
                                        ----------------------------------------
                                        Lee W. Hendrickson
                                        Executive Vice President and
                                        Chief Financial Officer

Date: May 15, 2000

EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
27                  Financial Data Schedule