Form 10-Q
period 2000-06-30
SUN COMMUNITY BANCORP LTD
filed 2000-08-14
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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
(State or other jurisdiction                                    (I.R.S. Employer
     of incorporation or                                         Identification
        organization)                                                Number)

                       2777 EAST CAMELBACK ROAD, SUITE 101
                                PHOENIX, ARIZONA
                    (Address of principal executive offices)
                                      85016
                                   (Zip Code)

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

     Common stock, No par value: 5,809,317 shares outstanding as of July 31, 2000.

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

                                                                            Page
                                                                            ----
Item 1.  Financial Statements:
         Consolidated balance sheets - June 30, 2000
           and December 31, 1999.                                              3
         Consolidated statements of income - Three months
           and six months ended June 30, 2000 and 1999.                        4
         Consolidated statements of changes in stockholders'
           equity - Six months ended June 30, 2000 and 1999.                   5
         Consolidated statements of cash flows - Six months
           ended June 30, 2000 and 1999.                                       6
         Notes to consolidated financial statements.                           7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   16
Item 2.  Changes in Securities.                                               16
Item 3.  Defaults Upon Senior Securities.                                     16
Item 4.  Submission of Matters to a Vote of Security Holders.                 16
Item 5.  Other Information.                                                   16
Item 6.  Exhibits and Reports on Form 8-K.                                    16

SIGNATURES                                                                    17

                                 PART I, ITEM I
                          SUN COMMUNITY BANCORP LIMITED
                           Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999

                                                                                June 30,          December 31,
                                                                                  2000               1999
                                                                              -------------      -------------
ASSETS
  Cash and due from banks                                                     $  18,195,834      $   8,578,000
  Interest-bearing deposits with banks                                           14,957,265         11,537,608
  Federal funds sold                                                             43,603,000         28,699,050
                                                                              -------------      -------------
      Total cash and cash equivalents                                            76,756,099         48,814,658
  Loans held for resale                                                           5,823,584          1,295,977
  Investment securities available for sale, carried at market value              17,583,596         35,439,821
  Portfolio loans:
    Commercial                                                                  295,398,673        191,824,802
    Real estate mortgage                                                          9,992,929          7,458,649
    Installment                                                                   9,228,687          6,948,662
                                                                              -------------      -------------
      Total portfolio loans                                                     314,620,289        206,232,113
    Less allowance for loan losses                                               (3,672,000)        (2,371,000)
                                                                              -------------      -------------
      Net portfolio loans                                                       310,948,289        203,861,113
  Premises and equipment, net                                                     5,532,628          5,308,423
  Accrued interest income                                                         1,901,969          1,352,719
  Other assets                                                                    6,264,431          4,317,706
                                                                              -------------      -------------

        TOTAL ASSETS                                                          $ 424,810,596      $ 300,390,417
                                                                              =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                                       $  70,209,798      $  49,650,744
    Interest-bearing                                                            275,954,495        175,356,132
                                                                              -------------      -------------
        Total deposits                                                          346,164,293        225,006,876
  Accrued interest on deposits and other liabilities                              3,203,242          3,996,658
                                                                              -------------      -------------
        Total liabilities                                                       349,367,535        229,003,534

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                  23,137,629         21,384,108

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    10,000,000 shares authorized;
    Issued and outstanding--5,809,317 shares at June 30, 2000
     and 5,503,870 shares at December 31, 1999                                   54,960,086         51,867,516
  Retained-earnings deficit                                                      (1,511,212)        (1,772,622)
  Market value adjustment (net of tax effect) for investment
   securities available for sale (accumulated other comprehensive income)          (109,942)           (92,119)
                                                                              -------------      -------------
                                                                                 53,338,932         50,002,775
  Less treasury stock                                                            (1,033,500)
                                                                              -------------      -------------
        Total stockholders' equity                                               52,305,432         50,002,775
                                                                              -------------      -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 424,810,596      $ 300,390,417
                                                                              =============      =============

                          SUN COMMUNITY BANCORP LIMITED
                        Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 1999 and 2000

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                        ----------------------------    ----------------------------
                                                            2000            1999            2000            1999
                                                        ------------    ------------    ------------    ------------
Interest income:
  Portfolio loans (including fees)                      $  8,076,006    $  3,059,032    $ 14,353,541    $  5,317,056
  Loans held for resale                                       64,753          23,967          92,628          52,442
  Taxable investment securities                              354,170         220,996         715,073         420,606
  Federal funds sold                                         660,249         428,345       1,109,717         888,971
  Interest-bearing deposits with banks and other             161,853          72,252         288,910         101,046
                                                        ------------    ------------    ------------    ------------
    Total interest income                                  9,317,031       3,804,592      16,559,869       6,780,121
Interest expense:
  Demand deposits                                          1,365,505         709,041       2,444,130       1,255,321
  Savings deposits                                             6,335           2,846          10,482           6,010
  Time deposits                                            1,856,884         481,429       3,019,722         817,568
  Other                                                          939                             939             308
                                                        ------------    ------------    ------------    ------------
    Total interest expense                                 3,229,663       1,193,316       5,475,273       2,079,207
                                                        ------------    ------------    ------------    ------------
      Net interest income                                  6,087,368       2,611,276      11,084,596       4,700,914
Provision for loan losses                                  1,069,813         326,000       1,702,265         535,000
                                                        ------------    ------------    ------------    ------------

Net interest income after provision for loan losses        5,017,555       2,285,276       9,382,331       4,165,914
Noninterest income:
  Service charges on deposit accounts                        161,612         108,577         296,511         179,119
  Other                                                       52,339          39,218         160,916          87,251
                                                        ------------    ------------    ------------    ------------
    Total noninterest income                                 213,951         147,795         457,427         266,370
Noninterest expense:
  Salaries and employee benefits                           2,986,327       1,637,611       5,697,252       3,047,772
  Occupancy                                                  451,396         284,889         877,880         525,983
  Equipment rent, depreciation and maintenance               433,879         294,906         768,165         541,246
  Other                                                    1,360,167         664,112       2,515,738       1,229,765
                                                        ------------    ------------    ------------    ------------
    Total noninterest expense                              5,231,769       2,881,518       9,859,035       5,344,766
                                                        ------------    ------------    ------------    ------------
Income (loss) before federal income taxes, minority
  interest and cumulative effect of change in
  accounting principle                                          (263)       (448,447)        (19,277)       (912,482)

Federal income taxes (credit)                                 10,000         (90,000)          4,000        (154,000)
                                                        ------------    ------------    ------------    ------------
Income (loss) before minority interest and cumulative
  effect of change in accounting principle                   (10,263)       (358,447)        (23,277)       (758,482)
Credit resulting from minority interest in net losses
  of consolidated subsidiaries                               155,824         133,538         284,687         357,820
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                             145,561        (224,909)        261,410        (400,662)
Cumulative effect of change in accounting
 principle - Note B                                                                                         (386,228)
                                                        ------------    ------------    ------------    ------------
     NET INCOME (LOSS)                                  $    145,561    $   (224,909)   $    261,410    $   (786,890)
                                                        ============    ============    ============    ============
     NET INCOME (LOSS) PER SHARE - Note E

                          SUN COMMUNITY BANCORP LIMITED
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 1999 and 2000

                                                                              Accumulated
                                                               Retained-         Other
                                                               Earnings      Comprehensive     Treasury
                                             Common Stock      Deficit       Income (Loss)      Stock           Total
                                             ------------    ------------    ------------    ------------    ------------
SIX MONTHS ENDED JUNE 30, 1999:

Balances at January 1, 1999                  $ 26,795,416    $   (179,673)   $     11,339                    $ 26,627,082

Net proceeds from issuance of 6,810
  shares of common stock for cash
  consideration of $10 per share                   68,100                                                          68,100

Components of comprehensive income (loss):
   Net loss for the period                                       (786,890)                                       (786,890)

   Market value adjustment for
    investment securities available
    for sale (net of tax effect)                                                  (73,134)                        (73,134)
                                                                                                             ------------
     Comprehensive loss for the period                                                                           (860,024)
                                             ------------    ------------    ------------    ------------    ------------

BALANCES AT JUNE 30, 1999                    $ 26,863,516    $   (966,563)   $    (61,795)   $        -0-    $ 25,835,158
                                             ============    ============    ============    ============    ============

SIX MONTHS ENDED JUNE 30, 2000:

Balances at January 1, 2000                  $ 51,867,516    $ (1,772,622)   $    (92,119)                   $ 50,002,775

Purchase of 102,500 shares of common
  stock for treasury                                                                         $ (1,033,500)     (1,033,500)

Net proceeds from issuance of 7,500
  shares of common stock upon exercise
  of stock options                                 42,240                                                          42,240

Issuance of 297,947 shares of common
  stock upon acquisition of minority
  interest in consolidated bank
  subsidiary                                    3,050,330                                                       3,050,330

Components of comprehensive income:
   Net income for the period                                      261,410                                         261,410

   Market value adjustment for
    investment securities available
    for sale (net of tax effect)                                                  (17,823)                        (17,823)
                                                                                                             ------------
     Comprehensive income for the period                                                                          243,587
                                             ------------    ------------    ------------    ------------    ------------

BALANCES AT JUNE 30, 2000                    $ 54,960,086    $ (1,511,212)   $   (109,942)   $ (1,033,500)   $ 52,305,432
                                             ============    ============    ============    ============    ============

                          SUN COMMUNITY BANCORP LIMITED
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999

                                                                             2000             1999
                                                                         -------------    -------------
OPERATING ACTIVITIES
  Net income (loss)                                                      $     261,410    $    (786,890)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Minority interest in net losses of consolidated subsidiaries              (284,687)        (715,854)
    Provision for loan losses                                                1,702,265          535,000
    Depreciation of premises and equipment                                     649,206          381,283
    Net accretion of investment security discounts                             (10,192)          (4,305)
    Cumulative effect of change in accounting principle                                         386,228
  Origination and purchases of loans held for resale                       (23,605,148)     (19,011,243)
  Proceeds from sales of loans held for resale                              19,077,541       17,977,534
  Decrease (increase) in accrued interest income and other assets              162,233       (2,003,789)
  Increase (decrease) in accrued interest and other liabilities               (793,416)       2,760,019
                                                                         -------------    -------------

      NET CASH USED BY OPERATING ACTIVITIES                                 (2,840,788)        (482,017)

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale      41,444,650       11,495,000
  Purchases of investment securities available for sale                    (23,605,199)     (13,500,000)
  Net increase in portfolio loans                                         (108,388,176)     (51,080,019)
  Purchases of premises and equipment                                         (873,411)        (894,081)
                                                                         -------------    -------------

      NET CASH USED BY INVESTING ACTIVITIES                                (91,422,136)     (53,979,100)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and savings accounts        58,190,991       36,220,885
  Net increase in certificates of deposit                                   62,966,426       19,000,563
  Net proceeds from issuance of common stock                                    42,240           68,100
  Purchase of common stock for treasury                                     (1,033,500)
  Resources provided by minority interests                                   2,038,208        6,097,182
                                                                         -------------    -------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                            122,204,365       61,386,730
                                                                         -------------    -------------
      INCREASE IN CASH AND CASH EQUIVALENTS                                 27,941,441        6,925,613

Cash and cash equivalents at beginning of period                            48,814,658       48,361,413
                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  76,756,099    $  55,287,026
                                                                         =============    =============

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

     The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     The consolidated balance sheet as of December 31, 1999 was derived from audited consolidated financial statements as of that date. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE

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

NOTE C - ACQUISITION OF MINORITY INTEREST IN BANK

     Effective June 30, 2000, Valley First Community Bank (previously a majority-owned subsidiary of Sun) became a wholly-owned subsidiary resulting from the minority shareholders of Valley First exchanging their Valley First shares for shares of Sun. The exchange ratio was based on 150% of Valley First's adjusted book value. As a result of the share exchange, the minority owners of Valley First became shareholders of Sun. About 298,000 new shares of Sun's common stock were issued in this transaction.

NOTE D - REPURCHASES OF COMMON STOCK

     In April 2000, Sun announced plans to purchase up to $3 million of its common stock in open market purchases during the next several months. The shares repurchased in this manner may be retained as treasury shares, retired, used for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED


implementation of an employee stock ownership plan or for other business purposes. To the extent such share purchases are made, they will have the impact of increasing the percentage ownership of Sun by Capitol Bancorp Ltd. As of June 30, 2000, $1 million (102,500 shares) of stock purchases were made and are reflected as treasury stock.

NOTE E - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                   -------------------------    -------------------------
                                                      2000           1999          2000          1999
                                                   -----------   -----------    -----------   -----------
Numerator--net income (loss) for the period        $   145,561   $  (224,909)   $   261,410   $  (786,890)
                                                   ===========   ===========    ===========   ===========
Denominator:
  Weighted average number of common shares
    outstanding (denominator for basic
    earnings per share)                              5,471,978     3,853,870      5,487,177     3,853,870

  Effect of dilutive securities - stock options         83,294           --(1)       77,617           --(1)
                                                   -----------   -----------    -----------   -----------
Denominator for diluted net income per share --
  Weighted average number of common shares
    and potential dilution                           5,555,272     3,853,870      5,564,794     3,853,870
                                                   ===========   ===========    ===========   ===========
Net income (loss) per share:
  Before cumulative effect of change in
    accounting principle:
      Basic                                        $      0.03   $     (0.06)   $      0.05   $     (0.10)
                                                   ===========   ===========    ===========   ===========
      Diluted                                      $      0.03   $     (0.06)   $      0.05   $     (0.10)
                                                   ===========   ===========    ===========   ===========
  After cumulative effect of change in
    accounting principle:
      Basic                                        $      0.03   $     (0.06)   $      0.05   $     (0.20)
                                                   ===========   ===========    ===========   ===========
      Diluted                                      $      0.03   $     (0.06)   $      0.05   $     (0.20)
                                                   ===========   ===========    ===========   ===========

(1) Antidilutive for period presented.

NOTE F - NEW BANKS AND PENDING BANK APPLICATIONS

     Black Mountain Community Bank, located in Henderson, Nevada, opened in March 2000. It is majority-owned by Nevada Community Bancorp Limited which is majority-owned by Sun.

     Sunrise Bank of Albuquerque, located in Albuquerque, New Mexico, opened in April 2000. It is majority-owned by Sunrise Capital Corporation which is majority-owned by Sun.

     In early 2000, First California Northern Bancorp and First California Southern Bancorp were formed to facilitate certain bank development strategies in California.

     At June 30, 2000, applications were pending for additional banks in Arizona and California.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED


NOTE G - PROSPECTIVE IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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




              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Total assets approximated $424.8 million at June 30, 2000, an increase of $124.4 million from the December 31, 1999 level of $300.4 million. The consolidated balance sheets include Sun and its majority-owned subsidiaries. In March 2000, Black Mountain Community Bank located in Henderson, Nevada commenced operations and was added to the consolidated group as a majority-owned subsidiary of Nevada Community Bancorp Limited, a majority-owned subsidiary of Sun. In April 2000, Sunrise Bank of Albuquerque commenced operations and was added to the consolidated group as a majority-owned subsidiary of Sunrise Capital Corporation, a majority-owned subsidiary of Sun.

     Portfolio loans increased during the six-month period by approximately $108.4 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $103.6 million, consistent with the banks' emphasis on commercial lending activities. Year-to-date 2000 loan growth includes $13 million loaned to Capitol Bancorp, Sun's parent, on a short-term basis.

     The allowance for loan losses at June 30, 2000 approximated $3.7 million or 1.17% of total portfolio loans, an increase from the year-end 1999 ratio of 1.15%.

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

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the six-month periods (in thousands):

                                                         2000        1999
                                                        -------     -------
     Allowance for loan losses at January 1             $ 2,371     $   696

          Loans charged-off                                (417)         --
          Recoveries                                         16          --
                                                        -------     -------
            Net charge-offs                                (399)         --
          Additions to allowance charged to expense       1,702         535
                                                        -------     -------
     Allowance for loan losses at June 30               $ 3,672     $ 1,231
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

                                                  June 30, 2000            December 31, 1999
                                            ------------------------    -----------------------
                                                            Percent                     Percent
                                                            of Total                    of Total
                                                           Portfolio                   Portfolio
                                                             Loans                       Loans
                                                         -----------                  -----------
     Commercial                             $     1,531       0.49%     $     1,006       0.49%
     Real estate mortgage                             6       0.00               50       0.02
     Installment                                     97       0.03               28       0.01
     Unallocated                                  2,038       0.65            1,287       0.63
                                            -----------    -------      -----------    -------
     Total allowance for loan losses        $     3,672       1.17%     $     2,371       1.15%
                                            ===========    =======      ===========    =======
       Total portfolio loans outstanding    $   314,620                 $   206,232
                                            ===========                 ===========

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1999 and through June 30, 2000.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                        June 30   December 31
                                                         2000        1999
                                                        -------     -------
     Nonaccrual loans:
          Commercial                                    $ 1,465     $    34
          Real estate
          Installment
                                                        -------     -------
     Total nonaccrual loans                               1,465          34

     Past due (>90 days) loans:
          Commercial
          Real estate
          Installment
                                                        -------     -------
     Total past due loans                                    --          --
                                                        -------     -------

     Total nonperforming loans                          $ 1,465     $    34
                                                        =======     =======

     Nonperforming loans increased $1.4 million in 2000, however, continued at a low level in relation to total loans. These consist of a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and allowance ratios (dollars in thousands):

                                                                                                          Allowance as a
                                          Total              Allowance for          Nonperforming       Percentage of Total
                                     Portfolio Loans          Loan Losses               Loans             Portfolio Loans
                                  ---------------------  ---------------------  ---------------------  ---------------------
                                   June 30     Dec 31     June 30     Dec 31     June 30     Dec 31     June 30     Dec 31
                                    2000        1999       2000        1999       2000        1999       2000        1999
                                  ---------   ---------  ---------   ---------  ---------   ---------  ---------   ---------
Bank of Tucson                    $  64,535   $  59,088   $   836     $   725    $   387                  1.30%      1.23%
Camelback Community Bank             29,826      22,731       345         228                             1.16       1.00
East Valley Community Bank(1)        13,749       4,335       194          44                             1.41       1.01
Mesa Bank                            24,558      18,884       270         189                             1.10       1.00
Southern Arizona Community Bank      27,531      20,610       303         207                             1.10       1.00
Valley First Community Bank          39,770      36,334       460         418        255      $  34       1.16       1.15
Nevada Community Bancorp:                                                            384
 Black Mountain Community Bank(2)     6,001                    90                                         1.50
 Desert Community Bank(1)            22,780      11,438       333         154                             1.46       1.35
 Red Rock Community Bank(1)          25,639       7,861       375         156                             1.46       1.98
Sunrise Capital Corporation:                                                         347
 Sunrise Bank of Arizona             40,948      24,952       410         250         92                  1.00       1.00
 Sunrise Bank of Albuquerque(3)       5,552                    56                                         1.01
Other, net                           13,731          (1)
                                  ---------   ---------   -------     -------    -------      -----     ------     ------
           Consolidated           $ 314,620   $ 206,232   $ 3,672     $ 2,371    $ 1,465      $  34       1.17%      1.15%
                                  =========   =========   =======     =======    =======      =====     ======     ======

As a condition of charter approval, each bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations. For periods after June 30, 1999, Bank of Tucson is no longer subject to the minimum allowance for loan loss requirement.

(1) East Valley Community Bank, Desert Community Bank and Red Rock Community Bank commenced operations at varying dates in 1999.
(2)  Commenced operations in March 2000.
(3)  Commenced operations in April 2000.

     Noninterest-bearing deposits approximated 20.3% of total deposits at June 30, 2000, a slight decrease from the December 31, 1999 level of 22.1%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

RESULTS OF OPERATIONS

     Operating results and total assets (in thousands) were as follows:

                                                                                Six Months Ended June 30
                                                              -------------------------------------------------------
                                                                 Net Income          Return on           Return on
                                          Total Assets             (Loss)         Beginning Equity     Average Assets
                                      -------------------     ----------------    ----------------    ---------------
                                       June 30     Dec 31
                                        2000        1999      2000       1999(4)   2000      1999      2000      1999
                                        ----        ----      ----       ----      ----      ----      ----      ----
Bank of Tucson                        $  90,749   $  82,113   $  982   $   558     28.32%    18.44%     2.25%     1.55%
Camelback Community Bank                 42,524      30,254       55      (298)     3.34                0.31
East Valley Community Bank(1)            20,244      10,757     (396)        2
Mesa Bank                                32,470      24,738       69      (150)     3.57                0.49
Southern Arizona Community Bank          39,194      25,778       36      (274)     1.95                0.23
Valley First Community Bank              48,192      45,678       50        96      2.43      4.81      0.22      0.50
Nevada Community Bancorp:
   Black Mountain Community Bank(2)      12,111                 (252)
   Desert Community Bank(1)              31,688      17,839     (149)
   Red Rock Community Bank(1)            32,794      15,596      (54)
Sunrise Capital Corporation:
   Sunrise Bank of Arizona               47,676      30,615       42      (240)                         0.21
   Sunrise Bank of Albuquerque(3)        10,831                 (240)
Other, net                               16,338      17,022      118       (95)     1.99
                                      ---------   ---------   ------   -------   -------   -------    ------    ------
           Consolidated               $ 424,811   $ 300,390   $  261   $  (401)     1.00%    10.73%     0.16%     0.50%
                                      =========   =========   ======   =======   =======   =======    ======    ======

(1) East Valley Community Bank, Desert Community Bank and Red Rock Community Bank commenced operations at varying dates in 1999.
(2)  Commenced operations in March 2000.
(3)  Commenced operations in April 2000.
(4)  Before cumulative effect of change in accounting principle.

     Net income for the three months ended June 30, 2000 approximated $146,000 ($0.03 per share), compared to a net loss from operations of $225,000 ($0.06 per share) during the corresponding period of 1999. For the six months ended June 30, 2000, Sun's net income approximated $261,000 ($0.05 per share) compared to a net loss (after the cumulative effect of a change in accounting principle) of $787,000 ($0.20 per share).

     Net interest income increased to $11.1 million during the six-month 2000 period versus $4.7 million in the corresponding period of 1999 primarily due to growth in total assets and the number of banks within the consolidated group.

     Noninterest income increased to $457,000 for the 2000 six-month period, as compared with $266,000 in 1999. Service charge revenue increased 65.5% in the 2000 period compared to the same period in 1999. This increase is primarily related to higher transaction volume and the larger number of customers resulting from the addition of new banks in 1999 and 2000.

     Provisions for loan losses were $1.7 million for the six months ended June 30, 2000 compared to $535,000 during the 1999 period. The increase is primarily related to loan growth. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the six months ended June 30, 2000 was $9.9 million compared with $5.3 million in 1999. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy ($2.6 million and $352,000, respectively) mostly relate to the growth in number of banks within the consolidated group and the larger number of data processing and other administrative support staff necessary for the increased number and size of banks and related facilities.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $121.2 million for the six-month 2000 period, compared to an increase of $55.2 million in the corresponding 1999 period. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source.

     Deposit growth in 2000 has been deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $76.8 million, or 18% of total assets, at June 30, 2000 as compared with $48.8 million or 16.3% of total assets at December 31, 1999. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at June 30, 2000 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Sun's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At June 30, 2000, Sun and the banks had approximately $17.6 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

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

     Stockholders' equity, as a percentage of total assets, approximated 12.3% at June 30, 2000, a decrease from the beginning of the year ratio of 16.6%. Total capital funds (stockholders' equity, plus minority interests in consolidated subsidiaries) aggregated $75.4 million or 17.8% of total assets at June 30, 2000. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $30 million or more at the beginning of 2000) and consolidated regulatory capital position at June 30, 2000:

                                                                          Valley First
                                                                Bank of     Community
                                                                Tucson        Bank       Consolidated
                                                               ---------    ---------    ------------
Total capital to total assets:
   Minimum required amount                                     =>$ 3,621    =>$ 1,923     =>$ 16,992
   Actual amount                                                 $ 7,571      $ 5,100       $ 52,305
   Ratio                                                            8.36%       10.61%         12.31%

Tier I capital to risk-weighted assets:
   Minimum required amount(1)                                  =>$ 2,710    =>$ 1,662     =>$ 13,615
   Actual amount                                                 $ 7,571      $ 4,040       $ 74,089
   Ratio                                                           11.17%        9.73%         21.77%

Combined Tier I and Tier II capital to risk-weighted assets:
   Minimum required amount(2)                                  =>$ 5,421    =>$ 3,323     =>$ 27,230
   Amount required to meet "Well-Capitalized" category(3)      =>$ 6,776    =>$ 4,154     =>$ 34,037
   Actual amount                                                 $ 8,407      $ 4,500       $ 77,761
   Ratio                                                           12.41%       10.83%         22.85%

(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Sun's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Sun may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Sun. Plans for additional bank development activities in the states of Arizona and California were announced previously.

     In April 2000, Sun announced plans to purchase up to $3 million of its common stock in open market purchases during the next several months. The shares repurchased in this manner may be retained as treasury shares, retired, used for implementation of an employee stock ownership plan or for other business purposes. To the extent such share purchases are made, they will have the impact of increasing the percentage ownership of Sun by Capitol Bancorp Ltd. The share purchase program will be funded from Sun's existing resources, principally short-term loans and investments. As of June 30, 2000, $1 million (102,500 shares) of stock purchases were made and are reflected as treasury stock.

     When Valley First Community Bank reached its 36th month of operation in June 2000, Sun offered the minority owners of Valley First an opportunity to exchange their Valley First shares for shares of Sun. The exchange ratio was based on 150% of Valley First's adjusted book value and was completed effective June 30, 2000. As a result of the share exchange, the minority owners of Valley First became shareholders of Sun. About 298,000 new shares of Sun's common stock were issued in this transaction.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and reports on Form 8-K.

     (a)  Exhibits:

               (27) Financial Data Schedule.

     (b)  Reports on Form 8-K:

               A Form 8-K was filed on April 20, 2000 reporting Sun's plans to implement a stock repurchase program.

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


                                        /s/ Lee W. Hendrickson
                                        ----------------------------------------
                                        Lee W. Hendrickson
                                        Executive Vice President and
                                        Chief Financial Officer


Date: August 14, 2000

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
27                  Financial Data Schedule