Form 10-Q
period 2000-09-30
SUN COMMUNITY BANCORP LTD
filed 2000-11-14
CIK 1041318

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                       2777 EAST CAMELBACK ROAD, SUITE 375
                                PHOENIX, ARIZONA
                    (Address of principal executive offices)
                                      85016
                                   (Zip Code)
                                 (602) 955-6100
                         (Registrant's telephone number)

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

     Common stock, No par value: 5,809,317 shares outstanding as of October 31, 2000.

================================================================================

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

                                                                            Page
                                                                            ----
Item 1. Financial Statements:
        Consolidated balance sheets - September 30, 2000
          and December 31, 1999.                                               3
        Consolidated statements of income - Three months
          and nine months ended September 30, 2000 and 1999.                   4
        Consolidated statements of changes in stockholders' equity -
          Nine months ended September 30, 2000 and 1999.                       5
        Consolidated statements of cash flows -
          Nine months ended September 30, 2000 and 1999.                       6
        Notes to consolidated financial statements.                            7
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                    16
Item 2. Changes in Securities.                                                16
Item 3. Defaults Upon Senior Securities.                                      16
Item 4. Submission of Matters to a Vote of Security Holders.                  16
Item 5. Other Information.                                                    16
Item 6. Exhibits and Reports on Form 8-K.                                     16

SIGNATURES                                                                    17

                                 PART I, ITEM I
                          SUN COMMUNITY BANCORP LIMITED
                           Consolidated Balance Sheets
                 As of September 30, 2000 and December 31, 1999

                                                       September 30      December 31
                                                           2000             1999
                                                       -------------    -------------
ASSETS
  Cash and due from banks                              $  24,039,391    $   8,578,000
  Interest-bearing deposits with banks                    16,262,559       11,537,608
  Federal funds sold                                      30,261,000       28,699,050
                                                       -------------    -------------
      Total cash and cash equivalents                     70,562,950       48,814,658
  Loans held for resale                                    4,356,914        1,295,977

  Investment securities available for sale,
    carried at market value                               14,697,048       35,439,821
  Portfolio loans:
    Commercial                                           356,242,088      191,824,802
    Real estate mortgage                                  12,038,571        7,458,649
    Installment                                            8,652,021        6,948,662
                                                       -------------    -------------
      Total portfolio loans                              376,932,680      206,232,113
    Less allowance for loan losses                        (4,632,000)      (2,371,000)
                                                       -------------    -------------
      Net portfolio loans                                372,300,680      203,861,113
  Premises and equipment, net                              5,915,729        5,308,423
  Accrued interest income                                  2,295,220        1,352,719
  Other assets                                             6,429,413        4,317,706
                                                       -------------    -------------
      TOTAL ASSETS                                     $ 476,557,954    $ 300,390,417
                                                       =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                $  80,089,890    $  49,650,744
    Interest-bearing                                     313,686,141      175,356,132
                                                       -------------    -------------
      Total deposits                                     393,776,031      225,006,876

  Federal funds purchased                                  1,050,000               --
  Accrued interest on deposits and other liabilities       3,843,073        3,996,658
                                                       -------------    -------------
      Total liabilities                                  398,669,104      229,003,534

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES           25,321,138       21,384,108

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    10,000,000 shares authorized;
    issued and outstanding--5,809,317 shares
    at September 30, 2000 and 5,503,870 shares
    at December 31, 1999                                  54,959,627       51,867,516
  Retained-earnings deficit                               (1,267,478)      (1,772,622)

  Market value adjustment (net of tax effect) for
   investment securities available for sale
   (accumulated other comprehensive income)                  (62,427)         (92,119)
                                                       -------------    -------------
                                                          53,629,722       50,002,775
  Less treasury stock                                     (1,062,010)              --
                                                       -------------    -------------
      Total stockholders' equity                          52,567,712       50,002,775
                                                       -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 476,557,954    $ 300,390,417
                                                       =============    =============

                          SUN COMMUNITY BANCORP LIMITED
                        Consolidated Statements of Income
     For the Three Months and Nine Months Ended September 30, 1999 and 2000

                                                             Three Months Ended              Nine Months Ended
                                                                September 30                    September 30
                                                        ----------------------------    ---------------------------
                                                            2000            1999            2000           1999
                                                        ------------    ------------    ------------   ------------
Interest income:
  Portfolio loans (including fees)                      $  9,736,447    $  3,935,909    $ 24,089,988   $  9,252,965
  Loans held for resale                                       99,537          29,434         192,165         81,876
  Taxable investment securities                              258,377         511,942         973,450        932,548
  Federal funds sold                                         636,739         336,166       1,746,456      1,225,137
  Interest-bearing deposits with banks and other             208,460         174,588         497,370        275,634
                                                        ------------    ------------    ------------   ------------
    Total interest income                                 10,939,560       4,988,039      27,499,429     11,768,160
Interest expense:
  Demand deposits                                          1,659,175         836,382       4,103,305      2,091,703
  Savings deposits                                             7,272           3,250          17,754          9,260
  Time deposits                                            2,416,307         580,608       5,436,029      1,398,176
  Other                                                          414           5,077           1,353          5,385
                                                        ------------    ------------    ------------   ------------
    Total interest expense                                 4,083,168       1,425,317       9,558,441      3,504,524
                                                        ------------    ------------    ------------   ------------
      Net interest income                                  6,856,392       3,562,722      17,940,988      8,263,636
Provision for loan losses                                    965,215         526,834       2,667,480      1,061,834
                                                        ------------    ------------    ------------   ------------
Net interest income after provision for loan losses        5,891,177       3,035,888      15,273,508      7,201,802
Noninterest income:
  Service charges on deposit accounts                        180,094         112,636         476,605        291,755
  Other                                                       57,585          54,636         218,501        141,887
                                                        ------------    ------------    ------------   ------------
    Total noninterest income                                 237,679         167,272         695,106        433,642
Noninterest expense:
  Salaries and employee benefits                           3,224,645       2,129,522       8,921,897      5,177,294
  Occupancy                                                  557,129         355,944       1,435,009        881,927
  Equipment rent, depreciation and maintenance               788,513         329,810       1,222,392        871,056
  Other                                                    1,149,727       1,502,929       3,999,751      2,732,694
                                                        ------------    ------------    ------------   ------------
    Total noninterest expense                              5,720,014       4,318,205      15,579,049      9,662,971
                                                        ------------    ------------    ------------   ------------
Income (loss) before federal income taxes, minority
  interest and cumulative effect of change in
  accounting principle                                       408,842      (1,115,045)        389,565     (2,027,527)
Federal income taxes (credit)                                130,000        (213,000)        134,000       (367,000)
                                                        ------------    ------------    ------------   ------------
Income (loss) before minority interest and cumulative
  effect of change in accounting principle                   278,842        (902,045)        255,565     (1,660,527)

Credit (charge) resulting from minority interest in
  net losses (income) of consolidated subsidiaries           (35,108)        437,867         249,579        795,687
                                                        ------------    ------------    ------------   ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                             243,734        (464,178)        505,144       (864,840)
Cumulative effect of change in accounting principle
  - Note B                                                        --              --              --       (386,228)
                                                        ------------    ------------    ------------   ------------
     NET INCOME (LOSS)                                  $    243,734    $   (464,178)   $    505,144   $ (1,251,068)
                                                        ============    ============    ============   ============
     NET INCOME (LOSS) PER SHARE - Note E

                          SUN COMMUNITY BANCORP LIMITED
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 1999 and 2000

                                                                              Accumulated
                                                                Retained-        Other
                                                                 Earnings     Comprehensive     Treasury
                                              Common Stock       Deficit      Income (Loss)      Stock           Total
                                              ------------    ------------    ------------    ------------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 1999:
Balances at January 1, 1999                   $ 26,795,416    $   (179,673)   $     11,339                    $ 26,627,082

Net proceeds from issuance of 6,810 shares
  of common stock for cash consideration of
  $10 per share                                     68,100                                                          68,100

Net proceeds from issuance of 1,650,000
shares of common stock for cash
consideration of $16.00 per share               25,004,000                                                      25,004,000

Components of comprehensive income (loss):
   Net loss for the period                                      (1,251,068)                                     (1,251,068)
   Market value adjustment for investment
    securities available for sale (net of
    tax effect)                                                                    (97,851)                        (97,851)
                                                                                                              ------------
        Comprehensive loss for the period                                                                       (1,348,919)
                                              ------------    ------------    ------------    ------------    ------------
BALANCES AT SEPTEMBER 30, 1999                $ 51,867,516    $ (1,430,741)   $    (86,512)          $ -0-    $ 50,350,263
                                              ============    ============    ============    ============    ============

NINE MONTHS ENDED SEPTEMBER 30, 2000:
Balances at January 1, 2000                   $ 51,867,516    $ (1,772,622)   $    (92,119)                   $ 50,002,775

Purchase of 105,200 shares of common stock
  for treasury                                                                                $ (1,062,010)     (1,062,010)

Net proceeds from issuance of 7,500 shares
  of common stock upon exercise of stock
  options                                           42,240                                                          42,240

Issuance of 297,947 shares of common stock
  upon acquisition of minority interest in
  consolidated bank subsidiary                   3,049,871                                                       3,049,871

Components of comprehensive income:
   Net income for the period                                       505,144                                         505,144
   Market value adjustment for investment
    securities available for sale (net of
    tax effect)                                                                     29,692                          29,692
                                                                                                              ------------
        Comprehensive income for the period                                                                        534,836
                                              ------------    ------------    ------------    ------------    ------------
BALANCES AT SEPTEMBER 30, 2000                $ 54,959,627    $ (1,267,478)   $    (62,427)   $ (1,062,010)   $ 52,567,712
                                              ============    ============    ============    ============    ============

                          SUN COMMUNITY BANCORP LIMITED
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999

                                                                                 2000             1999
                                                                             -------------    -------------
OPERATING ACTIVITIES
  Net income (loss)                                                          $     505,144    $  (1,251,068)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Minority interest in net losses of consolidated subsidiaries                  (249,579)        (795,687)
    Provision for loan losses                                                    2,667,480        1,061,834
    Depreciation of premises and equipment                                       1,006,204          641,767
    Net accretion of investment security discounts                                 (51,831)        (205,616)
    Cumulative effect of change in accounting principle                                             386,228
  Originations and purchases of loans held for resale                          (41,981,618)     (25,519,052)
  Proceeds from sales of loans held for resale                                  38,920,681       25,000,242
  Decrease (increase) in accrued interest income and other assets                1,722,430       (1,848,970)
  Increase (decrease) in accrued interest expense and other liabilities           (153,585)       1,267,658
                                                                             -------------    -------------

      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           2,385,326       (1,262,664)

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities available for sale          44,444,649       15,420,000
  Purchases of investment securities available for sale                        (23,605,199)     (38,957,490)
  Net increase in portfolio loans                                             (170,700,567)     (91,786,782)
  Purchases of premises and equipment                                           (1,613,510)      (2,289,459)
                                                                             -------------    -------------

      NET CASH USED BY INVESTING ACTIVITIES                                   (151,474,627)    (117,613,731)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and savings accounts            79,308,035       48,758,664
  Net increase in certificates of deposit                                       89,461,120       26,023,675
  Net increase in federal funds purchased                                        1,050,000               --
  Net proceeds from issuance of common stock                                        42,240       25,072,100
  Purchase of common stock for treasury                                         (1,062,010)
  Resources provided by minority interests                                       2,038,208        8,547,182
                                                                             -------------    -------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                170,837,593      108,401,621
                                                                             -------------    -------------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          21,748,292      (10,474,774)

Cash and cash equivalents at beginning of period                                48,814,658       48,361,413
                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  70,562,950    $  37,886,639
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

     The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

Note C - Acquisition of Minority Interest in Bank

     Effective June 30, 2000, Valley First Community Bank (previously a majority-owned subsidiary of Sun) became a wholly-owned subsidiary resulting from the minority shareholders of Valley First exchanging their Valley First shares for shares of Sun. The exchange ratio was based on 150% of the adjusted book value of Valley First's common stock. As a result of the share exchange, the minority owners of Valley First became shareholders of Sun. About 298,000 new shares of Sun's common stock were issued in this transaction.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED


Note D - Repurchases of Common Stock

     In April 2000, Sun announced plans to purchase up to $3 million of its common stock in open market purchases during the next several months. The shares repurchased in this manner may be retained as treasury shares, retired, used for implementation of an employee stock ownership plan or for other business purposes. To the extent such share purchases are made, they will have the impact of increasing the percentage ownership of Sun by Capitol Bancorp Ltd. As of September 30, 2000, $1.1 million of stock purchases (105,200 shares) were made and are reflected as treasury stock.

Note E - Net Income Per Share

     The computations of basic and diluted earnings per share were as follows:

                                                   Three Months Ended September 30      Nine Months Ended September 30
                                                   -------------------------------      ------------------------------
                                                      2000                1999             2000               1999
                                                   -----------         -----------      -----------        -----------
Numerator--net income (loss) for the period        $   243,734         $  (464,178)     $   505,144        $(1,251,068)
                                                   ===========         ===========      ===========        ===========
Denominator:
   Weighted average number of common shares
    outstanding (denominator for basic
    earnings per share)                              5,704,267           5,485,935        5,559,335          4,403,870

   Effect of dilutive securities - stock options        78,687                  --(1)        77,617                 --(1)
                                                   -----------         -----------      -----------        -----------
Denominator  for  diluted  net income per share --
   Weighted average number of common shares
    and potential dilution                           5,782,954           5,485,935        5,636,952          4,403,870
                                                   ===========         ===========      ===========        ===========
Net income (loss) per share:
   Before cumulative effect of change in
    accounting principle:
     Basic                                         $      0.04         $     (0.08)     $      0.09        $     (0.20)
                                                   ===========         ===========      ===========        ===========
     Diluted                                       $      0.04         $     (0.08)     $      0.09        $     (0.20)
                                                   ===========         ===========      ===========        ===========
   After cumulative effect of change in
    accounting principle:
     Basic                                         $      0.04         $     (0.08)     $      0.09        $     (0.28)
                                                   ===========         ===========      ===========        ===========
     Diluted                                       $      0.04         $     (0.08)     $      0.09        $     (0.28)
                                                   ===========         ===========      ===========        ===========

(1) Antidilutive for period presented.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED


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

     Arrowhead Community Bank, located in Glendale, Arizona opened in September 2000. It is majority-owned by Sun.

     At September 30, 2000, applications were pending for additional banks in Arizona and California.

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

              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition

     Total assets approximated $476.6 million at September 30, 2000, an increase of $176.2 million from the December 31, 1999 level of $300.4 million. The consolidated balance sheets include Sun and its majority-owned subsidiaries. In March 2000, Black Mountain Community Bank located in Henderson, Nevada commenced operations and was added to the consolidated group as a majority-owned subsidiary of Nevada Community Bancorp Limited, a majority-owned subsidiary of Sun. In April 2000, Sunrise Bank of Albuquerque commenced operations and was added to the consolidated group as a majority-owned subsidiary of Sunrise Capital Corporation, a majority-owned subsidiary of Sun. In September 2000, Arrowhead Community Bank located in Glendale, Arizona commenced operations and was added to the consolidated group as a majority-owned subsidiary of Sun.

     Portfolio loans increased during the nine-month period by approximately $170.7 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $164.4 million, consistent with the banks' emphasis on commercial lending activities. Year-to-date 2000 loan growth includes $12.7 million loaned to Capitol Bancorp, Sun's parent, on a short-term basis.

     The allowance for loan losses at September 30, 2000 approximated $4.6 million or 1.23% of total portfolio loans, an increase from the year-end 1999 ratio of 1.15%.

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

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the nine-month periods (in thousands):

                                                         2000        1999
                                                        ------      ------

     Allowance for loan losses at January 1             $2,371      $  696

       Loans charged-off                                   480          28
       Recoveries                                           74          --
                                                        ------      ------
           Net charge-offs                                 406          28
       Additions to allowance charged to expense         2,667       1,062
                                                        ------      ------

     Allowance for loan losses at September 30          $4,632      $1,730
                                                        ======      ======

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

                                      September 30, 2000     December 31, 1999
                                       -----------------     -----------------
                                                 Percent               Percent
                                                of Total              of Total
                                                Portfolio             Portfolio
                                                  Loans                 Loans
                                       --------   ------     --------   ------
     Commercial                        $  2,042     0.54%    $  1,006     0.49%
     Real estate mortgage                     5     0.00           50     0.02
     Installment                            105     0.03           28     0.01
     Unallocated                          2,480     0.66        1,287     0.63
                                       --------   ------     --------   ------

     Total allowance for loan losses   $  4,632     1.23%    $  2,371     1.15%
                                       ========   ======     ========   ======
       Total portfolio
         loans outstanding             $376,933              $206,232
                                       ========              ========

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1999 and through September 30, 2000.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                  September 30  December 31
                                                      2000          1999
                                                    --------      --------
     Nonaccrual loans:
          Commercial                                $  1,664      $     34
          Real estate
          Installment
                                                    --------      --------
     Total nonaccrual loans                            1,664            34

     Past due (>90 days) loans:
          Commercial
          Real estate
          Installment
                                                    --------      --------
     Total past due loans                                 --            --
                                                    --------      --------

     Total nonperforming loans                      $  1,664      $     34
                                                    ========      ========

     Nonperforming loans increased $1.6 million in 2000, however, continued at a low level in relation to total loans. These consist of a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and allowance ratios (dollars in thousands):

                                                                                                                Allowance as a
                                             Total                Allowance for           Nonperforming       Percentage of Total
                                        Portfolio Loans            Loan Losses                Loans             Portfolio Loans
                                     ---------------------    ---------------------   ---------------------   --------------------
                                      Sept 30     Dec 31       Sept 30     Dec 31      Sept 30     Dec 31     Sept 30      Dec 31
                                       2000        1999         2000        1999        2000        1999        2000        1999
                                     ---------   ---------    ---------   ---------   ---------   ---------   --------    --------
Arrowhead Community Bank(1)          $     597                $       9                                           1.51%
Bank of Tucson                          69,156   $  59,088          891   $     725   $     387                   1.29        1.23%
Camelback Community Bank                33,100      22,731          406         228                               1.23        1.00
East Valley Community Bank(2)           20,219       4,335          250          44                               1.24        1.01
Mesa Bank                               27,415      18,884          315         189                               1.15        1.00
Southern Arizona Community Bank         31,748      20,610          366         207                               1.15        1.00
Valley First Community Bank             43,655      36,334          516         418         491   $      34       1.18        1.15
Nevada Community Bancorp:                                                                   384
  Black Mountain Community Bank(3)      13,596                      204                                           1.50
  Desert Community Bank(2)              27,521      11,438          413         154          50                   1.50        1.35
  Red Rock Community Bank(2)            35,080       7,861          526         156                               1.50        1.98
Sunrise Capital Corporation:                                                                320
  Sunrise Bank of Arizona               52,314      24,952          542         250          32                   1.04        1.00
  Sunrise Bank of Albuquerque(4)         9,078                      119                                           1.31
Other, net                              13,454          (1)          75                                           0.56
                                     ---------   ---------    ---------   ---------   ---------   ---------   --------    --------
           Consolidated              $ 376,933   $ 206,232    $   4,632   $   2,371   $   1,664   $      34       1.23%       1.15%
                                     =========   =========    =========   =========   =========   =========   ========    ========

As a condition of charter approval, DE NOVO banks are required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

(1)  Commenced Operations in September 2000.
(2) East Valley Community Bank, Desert Community Bank and Red Rock Community Bank commenced operations at varying dates in 1999.
(3)  Commenced operations in March 2000.
(4)  Commenced operations in April 2000.

Results of Operations

     Operating results and total assets (in thousands) were as follows:

                                                                                  Nine Months Ended September 30
                                                              --------------------------------------------------------------------
                                         Total Assets              Net Income              Return on               Return on
                                     ---------------------           (Loss)             Beginning Equity         Average Assets
                                      Sept 30     Dec 31      ---------------------   ---------------------   --------------------
                                       2000        1999         2000       1999(5)      2000        1999        2000        1999
                                     ---------   ---------    ---------   ---------   ---------   ---------   --------    --------
Arrowhead Community Bank(1)          $   5,651                $    (201)
Bank of Tucson                          96,491   $  82,113        1,515   $     767       29.09%      16.95%      2.25%       1.34%
Camelback Community Bank                45,617      30,254          146        (385)       5.87                   0.50
East Valley Community Bank(2)           23,778      10,757         (474)       (464)
Mesa Bank                               35,203      24,738          136        (142)       4.67                   0.60
Southern Arizona Community Bank         41,557      25,778           88        (350)       3.16                   0.35
Valley First Community Bank             51,949      45,678          183         154        5.87        5.16       0.52        0.58
Nevada Community Bancorp:
  Black Mountain Community Bank(3)      19,622                     (396)
  Desert Community Bank(2)              33,153      17,839         (152)       (241)
  Red Rock Community Bank(2)            40,091      15,596           39                    0.67                   0.19
Sunrise Capital Corporation:
  Sunrise Bank of Arizona               55,247      30,615          101        (375)       3.18                   0.31
  Sunrise Bank of Albuquerque(4)        13,232                     (309)
Other, net                              14,966      17,022         (171)        171
                                     ---------   ---------    ---------   ---------   ---------   ---------   --------    --------
           Consolidated              $ 476,558   $ 300,390    $     505   $    (865)       1.35%         --%      0.17%         --%
                                     =========   =========    =========   =========   =========   =========   ========    ========

(1)  Commenced operations in September 2000.
(2) East Valley Community Bank, Desert Community Bank and Red Rock Community Bank commenced operations at varying dates in 1999.
(3)  Commenced operations in March 2000.
(4)  Commenced operations in April 2000.
(5)  Before cumulative effect of change in accounting principle.

     Net income for the three months ended September 30, 2000 approximated $244,000 ($0.04 per share), compared to a net loss from operations of $464,000 ($0.08 per share) during the corresponding period of 1999. For the nine months ended September 30, 2000, Sun's net income approximated $505,000 ($0.09 per share) compared to a net loss (after the cumulative effect of a change in accounting principle) of $1,251,000 ($0.28 per share).

     Net interest income increased to $17.9 million during the nine-month 2000 period versus $8.3 million in the corresponding period of 1999 primarily due to growth in total assets and the number of banks within the consolidated group.

     Noninterest income increased to $695,000 for the 2000 nine-month period, as compared with $434,000 in 1999. Service charge revenue increased 63.4% in the 2000 period compared to the same period in 1999. This increase is primarily related to higher transaction volume and the larger number of customers resulting from the addition of new banks in 1999 and 2000.

     Provisions for loan losses were $2.7 million for the nine months ended September 30, 2000 compared to $1.1 million during the 1999 period. The increase is primarily related to loan growth. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the nine months ended September 30, 2000 was $15.6 million compared with $9.7 million in 1999. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy ($3.7 million and $553,000, respectively) mostly relate to the growth in number of banks within the consolidated group and the larger number of data processing and other administrative support staff necessary for the increased number and size of banks and related facilities.

Liquidity and Capital Resources

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $168.8 million for the nine-month 2000 period, compared to an increase of $74.8 million in the corresponding 1999 period. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source.

     Noninterest-bearing deposits approximated 20.3% of total deposits at September 30, 2000, a slight decrease from the December 31, 1999 level of 22.1%. Levels of noninterest-bearing deposits fluctuate daily based on customers' transaction activity.

     Deposit growth in 2000 has been deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $70.6 million, or 14.8% of total assets, at September 30, 2000 as compared with $48.8 million or 16.3% of total assets at December 31, 1999. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at September 30, 2000 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Sun's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At September 30, 2000, Sun and its banks had approximately $14.7 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

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

     Stockholders' equity, as a percentage of total assets, approximated 11.0% at September 30, 2000, a decrease from the beginning of the year ratio of 16.6%. Total equity capital (stockholders' equity plus minority interests in consolidated subsidiaries) aggregated $77.9 million or 16.3% of total assets at September 30, 2000. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $30 million or more at the beginning of 2000) and consolidated regulatory capital position at September 30, 2000:

                                                     Valley First
                                           Bank of     Community
                                           Tucson        Bank      Consolidated
                                           -------      -------       -------
Total capital to total assets:
    Minimum required amount               >=$ 3,809    >=$ 2,076     >=$19,062
    Actual amount                           $ 7,912      $ 5,311       $52,568
    Ratio                                      8.31%       10.23%        11.03%

Tier I capital to risk-weighted assets:
    Minimum required amount(1)            >=$ 2,710    >=$ 1,662     >=$16,062
    Actual amount                           $ 7,912      $ 4,270       $76,514
    Ratio                                     10.85%        9.44%        19.06%

Combined Tier I and Tier II capital to
  risk-weighted assets:
    Minimum required amount(2)            >=$ 5,421    >=$ 3,323     >=$32,123
    Amount required to meet
      "Well-Capitalized" category(3)      >=$ 6,776    >=$ 4,154     >=$40,154
    Actual amount                           $ 8,803      $ 4,786       $81,146
    Ratio                                     12.08%       10.59%        20.21%

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

     In April 2000, Sun announced plans to purchase up to $3 million of its common stock in open market purchases during the next several months. The shares repurchased in this manner may be retained as treasury shares, retired, used for implementation of an employee stock ownership plan or for other business purposes. To the extent such share purchases are made, they will have the impact of increasing the percentage ownership of Sun by Capitol Bancorp Ltd. The share purchase program will be funded from Sun's existing resources, principally short-term loans and investments. As of September 30, 2000, $1.1 million (105,200 shares) of stock purchases were made and are reflected as treasury stock.

     When Valley First Community Bank reached its 36th month of operation in June 2000, Sun offered the minority owners of Valley First an opportunity to exchange their Valley First shares for shares of Sun. The exchange ratio was based on 150% of the adjusted book value of Valley First's common stock and was completed effective June 30, 2000. As a result of the share exchange, the minority owners of Valley First became shareholders of Sun. About 298,000 new shares of Sun's common stock were issued in this transaction.

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

          None.

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


Date: November 14, 2000

                                  EXHIBIT INDEX


                     Exhibit No.                Description
                     -----------                -----------
                         27                Financial Data Schedule