Form 10-K
period 2000-12-31
SUN COMMUNITY BANCORP LTD
filed 2001-03-30
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     for the fiscal year ended December 31, 2000 or

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


                            2777 East Camelback Road
                                    Suite 375
                             Phoenix, Arizona 85016
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (602) 955-6100


        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of stock, as of a specified date within 60 days prior to the date of filing:
$18,286,559 as of February 21, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 5,809,317 as of February 21, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            See Cross-Reference Sheet

                          SUN COMMUNITY BANCORP LIMITED
                                    Form 10-K
                      Fiscal Year Ended: December 31, 2000
                              CROSS REFERENCE SHEET

ITEM OF FORM 10-K                                                INCORPORATION BY REFERENCE FROM:
-----------------                                                --------------------------------

         PART I
         ------
Item 1.  Business                                                Pages 5-8, 12-17 and 24-25, Financial Information Section of
                                                                  Annual Report

Item 2.  Properties                                              Page 30, Financial Information Section of Annual Report; Page 10,
                                                                  Proxy Statement; and certain captioned pages, Marketing Section of Annual Report
         PART II
         -------
Item 5.  Market for Registrant's Common Equity and               Pages 3, 30-32 and 35-36, Financial Information Section of Annual
          Related Stockholder Matters                             Report

Item 6.  Selected Financial Data                                 Page 2, Financial Information Section of Annual Report

Item 7.  Management's Discussion and Analysis of Financial       Pages 4-18, Financial Information Section of Annual Report
          Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures About          Pages 4 and 15-17, Financial Information Section of Annual Report
          Market Risk

Item 8.  Financial Statements and Supplementary Data             Pages 2 and 19-38, Financial Information Section of Annual Report


         PART III
         --------
Item 10. Directors and Executive Officers of the Registrant      Pages 2-3, Proxy Statement


Item 11. Executive Compensation                                  Pages 5-9, Proxy Statement

Item 12. Security Ownership of Certain Beneficial                Pages 1-3, Proxy Statement
          Owners and Management

Item 13. Certain Relationships and Related Transactions          Page 10, Proxy Statement


         PART IV
         -------
Item 14. Exhibits, Financial Statement Schedules and             Pages 19-38, Financial Information Section of Annual Report
          Reports on Form 8-K

KEY:
"Annual Report"     means the 2000 Annual Report of the Registrant provided to
                    Stockholders and the Commission pursuant to Rule 14a-3(b).
                    Sun's 2000 Annual Report consists of two documents: a Financial Information Section and a Marketing Section.

"Proxy Statement"   means the Proxy Statement of the Registrant on Schedule 14A to be filed pursuant to Rule 14a-101 on or about April 12, 2001, the approximate date of mailing to stockholders.

Note: The page number references herein are based on the paper version of the Annual Report and Proxy Statement. Accordingly, those page number references may differ from the electronically filed versions of those documents.

                          SUN COMMUNITY BANCORP LIMITED

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM  1.   Business........................................................    4

ITEM  2.   Properties......................................................   12

ITEM  3.   Legal Proceedings...............................................   12

ITEM  4.   Submission of Matters to a Vote of Security Holders.............   12


                                     PART II

ITEM  5.   Market for Registrant's Common Equity and Related
            Stockholder Matters............................................   13

ITEM  6.   Selected Financial Data.........................................   13

ITEM  7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   13

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk......   13

ITEM  8.   Financial Statements and Supplementary Data.....................   14

ITEM  9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.......................................   14


                                    PART III

ITEM 10.  Directors and  Executive Officers of the Registrant..............   15

ITEM 11.  Executive Compensation...........................................   15

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...   15

ITEM 13.  Certain Relationships and Related Transactions...................   15

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   16

                                     PART I

ITEM 1. BUSINESS.

a. General development of business:

     Incorporated by reference from Pages 5-8 under the captions "The Business of Sun and its Banks", and "Sun's Structure", and Pages 24-25, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

b. Financial information about industry segments:

     Incorporated by reference from Pages 24-25, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

c. Narrative description of business:

     Incorporated by reference from Pages 5-8 under the captions "The Business of Sun and its Banks", and "Sun's Structure", Pages 24-25, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation", and Pages 15-17, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Pages 12-14, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy".

     At December 31, 2000, Sun and its subsidiaries employed 226 full time equivalent employees.

     The following tables (Tables A to F, inclusive), present certain statistical information regarding Sun's business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A) SUN COMMUNITY BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for 2000, 1999, and 1998.

                                                                           Year Ended December 31
                                          ---------------------------------------------------------------------------------------
                                                     2000                         1999                           1998
                                          ---------------------------    --------------------------    --------------------------
                                                   Interest     (1)               Interest     (1)              Interest     (1)
                                          Average   Income/   Average    Average   Income/   Average    Average  Income/   Average
                                          Balance   Expense  Yield/Cost  Balance   Expense  Yield/Cost  Balance  Expense  Yield/Cost
                                          --------  -------    ------    -------   -------    ------    -------  -------    ------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies  $    832  $    50      6.01%   $    343  $    21      6.12%   $ 1,604  $    98      6.11%
   States and political subdivisions(2)     19,761    1,137      5.76%     22,631    1,335      5.90%    10,973      647      5.90%
   Other                                         9       --        --       1,929       91      4.72%       325       18      5.54%
 Interest-bearing deposits with banks       12,538      764      6.08%      8,397      482      5.74%       535       25      4.67%
 Federal funds sold                         38,726    2,460      6.35%     32,553    1,594      4.90%    23,269    1,230      5.29%
 Loans held for resale                       2,937      312     10.62%        904      116     12.83%       445       30      6.74%
 Portfolio loans(3)                        314,972   35,282     11.20%    125,811   14,281     11.35%    45,225    5,296     11.71%
                                          --------  -------    ------    --------  -------    ------    -------  -------    ------
        Total interest-earning
          assets/interest income           389,775   40,005     10.26%    192,568   17,920      9.31%    82,376    7,344      8.92%
 Allowance for loan losses (deduct)         (3,650)                        (1,270)                         (415)
 Cash and due from banks                    17,220                          8,859                         4,094
 Premises and equipment, net                 5,559                          3,633                         1,706
 Other assets                                7,603                          4,348                         1,910
                                          --------                       --------                       -------
        Total Assets                      $416,507                       $208,138                       $89,671
                                          ========                       ========                       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
   Savings deposits                       $  1,020  $    26      2.55%   $    626  $    14      2.24%   $   285  $     9      3.16%
   Time deposits under $100,000             49,456    3,524      7.13%     13,499      668      4.95%     5,480      287      5.24%
   Time deposits of $100,000 or more        88,694    4,876      5.50%     28,715    1,611      5.61%    10,073      557      5.53%
   Other interest-bearing deposits         130,097    5,991      4.61%     77,242    3,073      3.98%    35,784    1,427      3.99%
 Debt obligations                               --       --        --          --       --        --         --       --        --
 Other                                         415       --        --           6       --        --         33       --        --
                                          --------  -------    ------    --------  -------    ------    -------  -------    ------
        Total interest-bearing
          liabilities/interest expense     269,682   14,417      5.35%    120,088    5,366      4.47%    51,655    2,280      4.41%
 Noninterest-bearing demand deposits        68,324                         34,560                        16,242
 Accrued interest on deposits and
   other liabilities                         3,066                            424                           200
 Minority interest in
   consolidated subsidiaries                24,315                         15,397                         5,120
 Stockholders' equity                       51,120                         37,669                        16,454
                                          --------                       --------                       -------
        Total liabilities and
          stockholders' equity            $416,507                       $208,138                       $89,671
                                          ========  -------              ========  -------              =======  -------
Net interest income                                 $25,588                        $12,554                       $ 5,064
                                                    =======                        =======                       =======
Interest Rate Spread(4)                                          4.91%                          4.84%                         4.51%
                                                               ======                         ======                        ======
Net Yield on Interest-Earning Assets(5)                          6.56%                          6.52%                         6.15%
                                                               ======                         ======                        ======
Ratio of Average Interest-Earning
  Assets to Interest-Bearing Liabilities      1.45X                          1.60X                         1.59X
                                          ========                       ========                       =======

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

CHANGES IN NET INTEREST INCOME (TABLE B)
SUN COMMUNITY BANCORP LIMITED

The table below summarizes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Sun's net interest income during the periods indicated (in $1,000s). The change in interest attributable to volume is calculated by multiplying the annual change in volume by the prior year's rate. The change in interest attributable to rate is calculated by multiplying the annual change in rate by the current year's average balance. Any variance attributable jointly to volume and rate changes has been allocated to each category based on the percentage of each to the total change in both categories.

                                                                            Year Ended December 31
                                            ----------------------------------------------------------------------------------------
                                               2000 compared to 1999         1999 compared to 1998         1998 compared to 1997
                                            ----------------------------  ----------------------------  ----------------------------
                                            Volume     Rate    Net Total  Volume     Rate    Net Total  Volume     Rate    Net Total
                                            -------   -------  ---------  -------   -------  ---------  -------   -------  ---------
Increase (decrease) in interest income:
  Investment securities:
    U.S. Treasury and government agencies   $    30   $    (1)  $    29   $   (77)       --   $   (77)  $   (47)  $     5   $   (42)
    States and political subdivisions          (169)      (29)     (198)      687   $     1       688        59        (1)       58
    Other                                       (91)       --       (91)       89       (16)       73        10         1        11
  Interest-bearing deposits with banks          240        42       282       367        90       457        25        --        25
  Federal funds sold                            303       563       866       491      (127)      364     1,006       (65)      941
  Loans held for resale                         261       (65)      196        31        55        86        30        --        30
  Portfolio loans                            21,472      (471)   21,001     9,437      (452)    8,985     3,569      (119)    3,450
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
                Total                        22,046        39    22,085    11,025      (449)   10,576     4,653      (180)    4,473

Increase (decrease) in interest
  expense deposits:
    Savings deposits                              9         3        12        11        (6)        5         4        (1)        3
    Time deposits under $100,000              1,779     1,077     2,856       420       (39)      381       131         6       137
    Time deposits of $100,000 or more         3,366      (101)    3,265     1,031        23     1,054       454       (29)      425
    Other interest-bearing deposits           2,104       814     2,918     1,653        (7)    1,646       725        76       801
Debt obligations                                 --        --        --        --        --        --        --        --        --
Other                                            --        --        --        --        --        --        --        --        --
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
                Total                         7,258     1,793     9,051     3,115       (29)    3,086     1,315        51     1,366
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
Increase (decrease) in net
  interest income                           $14,788   $(1,754)  $13,034   $ 7,910   $  (420)  $ 7,490   $ 3,338   $  (231)  $ 3,107
                                            =======   =======   =======   =======   =======   =======   =======   =======   =======

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE C)
SUN COMMUNITY BANCORP LIMITED

Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

                                 2000                 1999                 1998                 1997                 1996
                           -----------------    -----------------    -----------------    -----------------    -----------------
Commercial                 $399,056    94.49%   $191,825    93.01%   $ 60,366    88.67%   $ 26,062    83.44%   $  3,768    77.69%
Real estate mortgage         13,713     3.25%      7,459     3.62%      4,372     6.42%      2,607     8.35%        534    11.01%
Installment                   9,575     2.27%      6,949     3.37%      3,342     4.91%      2,567     8.22%        548    11.30%
                           --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
   Total portfolio loans   $422,344   100.00%   $206,233   100.00%   $ 68,080   100.00%   $ 31,236   100.00%   $  4,850   100.00%
                           ========   ======    ========   ======    ========   ======    ========   ======    ========   ======

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2000 according to scheduled repayments of principal:

Aggregate maturities of portfolio loan           Fixed      Variable
balances which are due:                           Rate        Rate        Total
                                                --------    --------    --------
  In one year or less                           $ 35,040    $104,307    $139,347
  After one year but within five years            52,457      74,434     126,891
  After five years                                22,606     133,500     156,106
                                                --------    --------    --------
                   Total                        $110,103    $312,241    $422,344
                                                ========    ========    ========

The following summarizes, in general, Sun's various loan classifications:

     Commercial:

     Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. Also includes a range of business credit products, current asset lines of credit and equipment term loans. These products bear higher inherent economic risk than other types of lending activities. A typical loan size approximates $500,000.

     Real Estate Mortgage:

     Includes single family residential loans held for permanent portfolio, and home equity lines of credit. Risks are nominal, borne out by loss experience, housing economic data and loan-to-value percentages.

     Installment:

     Includes a broad range of consumer credit products, secured by automobiles, boats, etc., with typical consumer credit risks.

All loans are subject to underwriting procedures commensurate with the loan size, nature of collateral, industry trends, risks and experience factors. Appropriate collateral is required for most loans, as is documented evidence of debt repayment sources.

SUN COMMUNITY BANCORP LTD.

The aggregate amount of nonperforming portfolio loans is shown below. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis, and
(b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. Nonperforming portfolio loans include all loans for which, based on the Sun's loan rating system, management has concerns. Loans are placed in nonaccrual status when, in management's opinion, there is a reasonable probability of not collecting 100% of future principal and interest payments. In addition, certain loans, although current based on Sun's rating criteria, are placed in nonaccrual status. Generally, loans are placed in nonaccrual status when they become 90 days delinquent; however, management may elect to continue the accrual of interest in certain circumstances. When interest accruals are discontinued, interest previously accrued (but unpaid) is reversed. If non-performing loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the year, additional interest income of $50,000 would have been recorded in 2000. Interest income recognized on loans in nonaccrual status in 2000 operations approximated $1,000. At December 31, 2000, there were no material amounts of loans which were restructured or otherwise renegotiated as a concession to troubled borrowers.

                                                       December 31
                                         ---------------------------------------
                                           2000     1999    1998    1997    1996
                                         -------    ----    ----    ----    ----
Nonperforming loans:                                   (in $1,000s)
  Nonaccrual loans:      Commercial      $ 1,793    $ 34
                         Real estate          14
                         Installment
                                         -------    ----    ----    ----    ----
        Total nonaccrual loans             1,807      34       0       0       0

  Past due loans:        Commercial
                         Real estate
                         Installment
                                         -------    ----    ----    ----    ----
        Total past due loans                   0       0       0       0       0
                                         -------    ----    ----    ----    ----
Total nonperforming loans                $ 1,807    $ 34    $  0    $  0    $  0
                                         =======    ====    ====    ====    ====
Nonperforming loans as a percentage
  of total portfolio loans                  0.43%      *      --      --      --
                                         =======    ====    ====    ====    ====
Nonperforming loans as a percentage
  of total assets                           0.34%      *      --      --      --
                                         =======    ====    ====    ====    ====
Allowance for loan losses as a
  percentage of nonperforming loans       301.05%   N.M.    N/A     N/A     N/A
                                         =======    ====    ====    ====    ====

* Less than .01%.
N.M. - Not Meaningful.
N/A - Not applicable.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE D)
SUN COMMUNITY BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios each period:

                                                                 Year Ended December 31
                                                    -------------------------------------------------
                                                      2000       1999      1998      1997      1996
                                                    --------   --------   -------   -------   -------
                                                                       (in $1,000s)
Allowance for loan losses at January 1              $  2,371   $    696   $   317   $    49   $     0

Loans charged-off:
  Commercial                                             805         78
  Real estate                                             35
  Installment                                             93
                                                    --------   --------   -------   -------   -------
                    Total charge-offs                    933         78         0         0         0
Recoveries:
  Commercial                                              61
  Real estate                                              5
  Installment                                             10
                                                    --------   --------   -------   -------   -------
                    Total recoveries                      76          0         0         0         0
                                                    --------   --------   -------   -------   -------
                    Net charge-offs                      857         78         0         0         0

Additions to allowance charged to expense              3,926      1,753       379       268        49
                                                    --------   --------   -------   -------   -------
      Allowance for loan losses at December 31      $  5,440   $  2,371   $   696   $   317   $    49
                                                    ========   ========   =======   =======   =======
Total portfolio loans outstanding at December 31    $422,344   $206,232   $68,080   $31,236   $ 4,850
                                                    ========   ========   =======   =======   =======
Ratio of allowance for loan losses to
  portfolio loans outstanding                           1.29%      1.15%     1.02%     1.01%     1.01%
                                                    ========   ========   =======   =======   =======
Average total portfolio loans for the year          $314,972   $125,811   $45,225   $15,407   $ 2,425
                                                    ========   ========   =======   =======   =======
Ratio of net charge-offs to average
  portfolio loans outstanding                           0.27%      0.06%     0.00%     0.00%     0.00%
                                                    ========   ========   =======   =======   =======

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

                                                                        December 31
                                                    -------------------------------------------------
                                                      2000       1999      1998      1997      1996
                                                    --------   --------   -------   -------   -------
                                                                       (in $1,000s)
Commercial                                          $  2,683   $  1,006   $   318   $   145   $    15
Real estate mortgage                                      30         50        11        17         2
Installment                                              110         28        33        13         2
Unallocated                                            2,617      1,287       334       142        30
                                                    --------   --------   -------   -------   -------
      Total allowance for loan losses               $  5,440   $  2,371   $   696   $   317   $    49
                                                    ========   ========   =======   =======   =======
      Total portfolio loans outstanding             $422,344   $206,232   $68,080   $31,236   $ 4,850
                                                    ========   ========   =======   =======   =======
Ratio of allowance to portfolio loans outstanding       1.29%      1.15%     1.02%     1.01%     1.01%
                                                    ========   ========   =======   =======   =======

AVERAGE DEPOSITS (TABLE E)
SUN COMMUNITY BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 2000, 1999, and 1998:

                                                               December 31
                                      ---------------------------------------------------------------
                                             2000                  1999                  1998
                                      -------------------   -------------------   -------------------
                                                 Average               Average               Average
                                       Amount      Rate      Amount      Rate      Amount      Rate
                                      --------   --------   --------   --------   --------   --------
Noninterest-bearing demand deposits   $ 68,234              $ 34,560              $ 16,242
Savings deposits                         1,020     2.55%         626     2.24%         285     3.16%
Time deposits under $100,000            49,456     7.13%      13,499     4.95%       5,480     5.24%
Time deposits of $100,000 or more       88,694     5.50%      28,715     5.61%      10,073     5.53%
Other interest-bearing deposits        130,097     4.61%      77,242     3.98%      35,784     3.99%
                                      --------              --------              --------
           Total deposits             $337,591              $154,642              $ 67,864
                                      ========              ========              ========

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2000 (in $1,000s):


   Three months or less               $ 31,619
   Three months to twelve months        70,337
   Over 12 months                       24,249
                                      --------
        Total                         $126,205
                                      ========

FINANCIAL RATIOS (TABLE F)
SUN COMMUNITY BANCORP LIMITED

                                                     Year Ended December 31
                                                   --------------------------
                                                   2000       1999       1998
                                                   -----      -----      -----

Net income (loss) as a percentage of:
  Average stockholders' equity                      1.58%     (4.23%)     0.34%
  Average total assets                              0.19%     (0.77%)     0.06%

Capital ratios:
  Average stockholders' equity as
    a percentage of average total assets           12.27%     18.10%     18.35%
  Average total equity (stockholders'
    equity and minority interests in consolidated
    subsidiaries) as a percentage of average
    total assets                                   18.11%     25.50%     24.06%

Dividend payout ratio (cash dividends per share
  as a percentage of net income per share):
      Basic                                           --         --         --
      Diluted                                         --         --         --

ITEM 2. PROPERTIES.

     Each of Sun's banks operates from a single location, except Sunrise Bank of Arizona (which had a loan production office in San Diego, California at year-end
2000). The address of each subsidiary's main office is stated in the Marketing Section of Annual Report, which are incorporated herein by reference, from the following captioned pages therein:

         Arrowhead Community Bank            Red Rock Community Bank
         Bank of Tucson                      Southern Arizona Community Bank
         Black Mountain Community Bank       Sunrise Bank of Albuquerque
         Camelback Community Bank            Sunrise Bank of Arizona
         Desert Community Bank               Valley First Community Bank
         East Valley Community Bank          Yuma Community Bank
         Mesa Bank

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

     The principal offices of Sun are located within the same building as Camelback Community Bank in Phoenix, Arizona. Those headquarters include administrative, operations, accounting and executive staff. Sun's data center is located in Tempe, Arizona.

     Certain of the office locations are leased. Incorporated by reference from Page 30, Financial Information Section of Annual Report, under the caption "Note F--Premises and Equipment".

     One of the banks' facilities is leased from a related party. Incorporated by reference from the 2nd paragraph on Page 10, Proxy Statement, under the caption "Certain Relationships and Related Transactions."

     Management believes Sun's and its banks' offices to be in good and adequate condition and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2000, there were no material pending legal proceedings to which Sun or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Sun.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2000, no matters were submitted to a vote by security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.   Market Information:

          Incorporated by reference from Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Sun's Common Stock", Pages 30-32, under the caption "Note J--Common Stock and Stock Options" and Page 1, under the caption "Shareholder Information".

B.   Holders:

          Incorporated by reference from first sentence of third paragraph on Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Sun's Common Stock".

C.   Dividends:

          Incorporated by reference from second sentence of second paragraph on Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Sun's Common Stock", Pages 35-36, Financial Information Section of Annual Report, under the caption "Note O--Dividend Limitations of Subsidiaries and Other Capital Requirements".

ITEM 6. SELECTED FINANCIAL DATA.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2000, 1999, 1998 and 1997".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from Pages 5-18, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Page 5, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Incorporated by reference from Pages 15-17, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Page 4, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from Pages 2-3, Proxy Statement, under the caption "Election of Directors".

     Executive officers of Sun are as follows:

     Name and                                                  Year First Became
Principal Positions                                       Age      An Officer
-------------------                                       ---      ----------
Joseph D. Reid                                            58          1997
  Chairman, President and Chief Executive Officer
Michael L. Kasten                                         55          1997
 Vice Chairman
John S. Lewis                                             47          1999
  Vice Chairman
Richard N. Flynn                                          57          1997
  Secretary
James F. Crawford                                         50          2000
  Executive Vice President
David J. Dutton                                           50          1999
  Executive Vice President and Chief Information Officer
Cristin Reid English                                      32          1997
  Executive Vice President
Michael F. Hannley                                        52          1997
  Executive Vice President
Lee W. Hendrickson                                        45          1997
  Executive Vice President and Chief Financial Officer
Gerry J. Smith                                            43          1998
  Executive Vice President
Stephen D. Todd                                           50          2000
  Executive Vice President
Brian K. English                                          35          2000
  General Counsel
Patricia L. Stone                                         51          1998
  Senior Vice President
Leonard C. Zazula                                         46          1997
  Senior Vice President
Katherine P. Bowden                                       36          1997
  Vice President and Regional Controller
Paige E. Mulhollan                                        43          1999
  Vice President and Corporate Controller

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference from Pages 5-9, Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Executive Compensation" and; Page 4, Proxy Statement, the second paragraph under the caption "Meetings of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from Page 1, Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof", Pages 2-3, Proxy Statement, under the caption "Election of Directors" and Page 3, Proxy Statement, under the caption "Meetings of the Board of Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from Page 10, Proxy Statement, under the caption "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A. Exhibits:

          The following consolidated financial statements of Sun Community Bancorp Limited and subsidiaries and report of independent auditors included on Pages 19-38 of the Financial Information Section of Annual Report of the registrant to its stockholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

          Report of Independent Auditors.

          Consolidated balance sheets--December 31, 2000 and 1999.

          Consolidated statements of operations--Years ended December 31, 2000, 1999 and 1998.

          Consolidated statements of changes in stockholders' equity--Years ended December 31, 2000, 1999 and 1998.

          Consolidated statements of cash flows--Years ended December 31, 2000, 1999 and 1998.

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

B. Reports on Form 8-K:

     During the fourth quarter of 2000, no reports on Form 8-K were filed by the registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITY BANCORP LIMITED
Registrant

By: /s/ Joseph D. Reid                      By: /s/ Lee W. Hendrickson
    -----------------------------               -----------------------------
    Joseph D. Reid                              Lee W. Hendrickson
    Chairman, President and                     Executive Vice President and
    Chief Executive Officer                     Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on March 29, 2001.


/s/ Joseph D. Reid                         /s/ John S. Lewis
-------------------------------------      -------------------------------------
Joseph D. Reid, Chairman, President        John S. Lewis, Vice Chairman and
Chief Executive Officer and Director       Director


                                           /s/ Michael J. Devine
-------------------------------------      -------------------------------------
Richard N. Flynn, Secretary and            Michael J. Devine, Director
Director


/s/ Michael F. Hannley                     /s/ Richard F. Imwalee
-------------------------------------      -------------------------------------
Michael F. Hannley, Executive              Richard F. Imwalee, Director
Vice President and Director


/s/ Humberto S. Lopez                      /s/ Michael L. Kasten
-------------------------------------      -------------------------------------
Humberto S. Lopez, Director                Michael L. Kasten, Vice Chairman and
                                           Director


/s/ Ronald K. Sable                        /s/ Kathryn L. Munro
-------------------------------------      -------------------------------------
Ronald K. Sable, Director                  Kathryn L. Munro, Director

                                  EXHIBIT INDEX

                                                                                              PAGE NUMBER OR
                                                                                              INCORPORATED BY
EXHIBIT NO.              DESCRIPTION                                                          REFERENCE FROM:
-----------              -----------                                                          ---------------
3.1                      Articles of Incorporation.                                                 (1)
3.2                      Amendment to the Articles of Incorporation.                                (1)
3.3                      Amended and Restated Bylaws.                                               (1)

4                        Specimen Common Stock Certificate.                                         (1)

10.1                     Employment Agreement by and between Sun
                           and Joseph D. Reid.                                                      (1)
10.2                     Addendum to the Employment Agreement by and
                           between Sun and Joseph D. Reid.                                          (1)
10.3                     Employment Agreement by and between Camelback
                           Community Bank and Joseph D. Reid.                                       (1)
10.4                     Employment Agreement by and between Mesa Bank
                           and Joseph D. Reid.                                                      (1)
10.5                     Employment Agreement by and between Southern
                           Arizona Community Bank and Joseph D. Reid.                               (1)
10.6                     Employment Agreement by and between Sunrise
                           Bank of Arizona and Joseph D. Reid.                                      (1)
10.7                     Employment Agreement by and between Sun
                           and John S. Lewis.                                                       (1)
10.8(a)                  Employment Agreement by and between Valley First
                           Community Bank and Gary W. Hickel.                                       (1)
10.8(b)                  Addendum to Employment Agreement by and between
                           Valley First Community Bank and Gary W. Hickel.                          (1)
10.9                     Employment Agreement by and between Bank of
                           Tucson and Michael F. Hannley.                                           (1)
10.10                    Anti-dilution Agreement by and between Sun Community
                           Bancorp Limited and Capitol Bancorp Limited.                             (1)
10.11                    Stock Option Program.                                                      (1)
10.12                    Form of Executive Supplemental Income Agreement.                           (1)
10.13                    Lease Agreement by and between East Valley.
                           Community Bank and Chandler Properties Group, LLC.                       (1)

13                       Annual Report to Security Holders.

21                       Subsidiaries.

KEY:

(1) Incorporated by reference from Registration Statement on Form S-1, Amendment No.2, filed June 15, 1999 (Commission file No. 333-76719).