Form 10-Q
period 2001-03-31
SUN COMMUNITY BANCORP LTD
filed 2001-05-15
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____ to _____


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


  2777 EAST CAMELBACK ROAD, SUITE 375
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

     Common stock, No par value: 5,809,317 shares outstanding as of April 30, 2001.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                           FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this document, including Sun's interim consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Sun and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend", "expect", "project", "estimate", "predict", "anticipate", "should", "believe", and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Sun's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Sun's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Sun's banks and their ability to respond to such actions, (ix) the cost of capital, which may depend in part on Sun's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, and (xi) other risks detailed in Sun's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to Sun or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Sun undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

                                                                            Page
                                                                            ----
Item 1.  Financial Statements:
         Consolidated balance sheets -- March 31, 2001 and
           December 31, 2000.                                                  3
         Consolidated statements of income -- Three months ended
           March 31, 2001 and 2000.                                            4
         Consolidated statements of changes in stockholders' equity --
           Three months ended March 31, 2001 and 2000.                         5
         Consolidated statements of cash flows -- Three months ended
           March 31, 2001 and 2000.                                            6
         Notes to consolidated financial statements.                           7
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                                9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   16
Item 2.  Changes in Securities and Use of Proceeds.                           16
Item 3.  Defaults Upon Senior Securities.                                     16
Item 4.  Submission of Matters to a Vote of Security Holders.                 16
Item 5.  Other Information.                                                   16
Item 6.  Exhibits and Reports on Form 8-K.                                    16

SIGNATURES                                                                    17

                                 PART I, ITEM I
                          SUN COMMUNITY BANCORP LIMITED
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000

                                                            March 31         December 31
                                                              2001               2000
                                                         -------------      -------------
ASSETS
 Cash and due from banks                                 $  29,856,286      $  25,464,080
 Interest-bearing deposits with banks                       19,397,339         15,949,167
 Federal funds sold                                         47,689,000         32,027,090
                                                         -------------      -------------
     Total cash and cash equivalents                        96,942,625         73,440,337
 Loans held for resale                                      11,473,389          6,610,065
 Investment securities available for sale,
   carried at market value                                   8,445,498         13,609,399
 Portfolio loans:
  Commercial                                               455,022,232        399,056,329
  Real estate mortgage                                      15,328,800         13,712,563
  Installment                                               10,363,101          9,575,197
                                                         -------------      -------------
     Total portfolio loans                                 480,714,133        422,344,089
  Less allowance for loan losses                            (6,297,000)        (5,440,000)
                                                         -------------      -------------
     Net portfolio loans                                   474,417,133        416,904,089
 Premises and equipment, net                                 6,426,933          5,959,724
 Accrued interest income                                     2,731,887          2,701,454
 Other assets                                               11,708,472          7,607,448
                                                         -------------      -------------

          TOTAL ASSETS                                   $ 612,145,937      $ 526,832,516
                                                         =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing                                    $  99,531,875      $  85,880,783
  Interest-bearing                                         420,120,905        356,682,317
                                                         -------------      -------------
     Total deposits                                        519,652,780        442,563,100
 Accrued interest on deposits and
  other liabilities                                          9,574,474          4,329,495
                                                         -------------      -------------
     Total liabilities                                     529,227,254        446,892,595

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES             29,881,239         27,245,878

STOCKHOLDERS' EQUITY
 Common stock, no par value:
  10,000,000 shares authorized;
  5,809,317 shares issued and outstanding                   54,959,627         54,959,627
 Retained-earnings deficit                                    (649,245)          (965,582)
 Market value adjustment (net of tax effect) for
  investment securities available for sale
  (accumulated other comprehensive income)                      41,165            (11,418)
 Less treasury stock                                        (1,314,103)        (1,288,584)
                                                         -------------      -------------
     Total stockholders' equity                             53,037,444         52,694,043
                                                         -------------      -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 612,145,937      $ 526,832,516
                                                         =============      =============

                          SUN COMMUNITY BANCORP LIMITED
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2001 and 2000

                                                      Three Months Ended
                                                           March 31
                                                  -------------------------
                                                     2001          2000
                                                  -----------   -----------
Interest income:
 Portfolio loans (including fees)                 $12,543,143   $ 6,277,535
 Loans held for resale                                182,910        27,875
 Taxable investment securities                        206,915       360,903
 Federal funds sold                                   640,740       449,468
 Interest-bearing deposits with
  banks and other                                     271,926       127,057
                                                  -----------   -----------
     Total interest income                         13,845,634     7,242,838
Interest expense:
 Demand deposits                                    1,841,753     1,078,625
 Savings deposits                                       9,926         4,147
 Time deposits                                      3,598,368     1,162,838
 Other                                                 33,303            --
                                                  -----------   -----------
     Total interest expense                         5,483,350     2,245,610
                                                  -----------   -----------
     Net interest income                            8,362,284     4,997,228
Provision for loan losses                             881,350       632,452
                                                  -----------   -----------
     Net interest income after provision
      for loan losses                               7,480,934     4,364,776
Noninterest income:
 Service charges on deposit accounts                  268,385       134,899
 Fees from origination of non-portfolio
  residential mortgage loans                           25,290        12,268
 Other                                                 15,874        96,309
                                                  -----------   -----------
     Total noninterest income                         309,549       243,476
Noninterest expense:
 Salaries and employee benefits                     4,176,269     2,710,925
 Occupancy                                            627,243       426,484
 Equipment rent, depreciation and maintenance         494,861       334,286
 Other                                              2,241,266     1,155,571
                                                  -----------   -----------
     Total noninterest expense                      7,539,639     4,627,266
                                                  -----------   -----------
     Income before federal income
      taxes and minority interest                     250,844       (19,014)
 Federal income taxes (benefit)                       231,000        (6,000)
                                                  -----------   -----------
     Income before minority interest                   19,844       (13,014)
Credit resulting from minority interest
 in net losses of consolidated subsidiaries           296,493       128,863
                                                  -----------   -----------

         NET INCOME                               $   316,337   $   115,849
                                                  ===========   ===========

         NET INCOME PER SHARE -- Note C

                          SUN COMMUNITY BANCORP LIMITED
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 2001 and 2000

                                                                                 Accumulated
                                                                  Retained-        Other
                                                                  Earnings      Comprehensive      Treasury
                                                Common Stock       Deficit         Income            Stock          Total
                                                ------------    ------------    -------------    ------------    ------------
THREE MONTHS ENDED MARCH 31, 2000:

Balances at January 1, 2000                     $ 51,867,516    $ (1,772,622)    $  (92,119)     $         -0-   $ 50,002,775

Components of comprehensive income:
 Net income for the period                                           115,849                                          115,849
 Market value adjustment for investment
  securities available for sale
  (net of tax effect)                                                               (31,988)                          (31,988)
                                                                                                                 ------------
   Comprehensive income for the period                                                                                 83,861
                                                ------------    ------------     ----------      ------------    ------------
BALANCES AT MARCH 31, 2000                      $ 51,867,516    $ (1,656,773)    $ (124,107)     $         -0-   $ 50,086,636
                                                ============    ============     ==========      ============    ============
THREE MONTHS ENDED MARCH 31, 2001:

Balances at January 1, 2001                     $ 54,959,627    $   (965,582)    $  (11,418)     $ (1,288,584)   $ 52,694,043

Purchase of 3,900 shares of common
  stock for treasury                                                                                  (25,519)        (25,519)

Components of comprehensive income:
 Net income for the period                                           316,337                                          316,337
 Market value adjustment for investment
  securities available for sale
  (net of tax effect)                                                                52,583                            52,583
                                                                                                                 ------------
   Comprehensive income for the period                                                                                368,920
                                                ------------    ------------     ----------      ------------    ------------
BALANCES AT MARCH 31, 2001                      $ 54,959,627    $   (649,245)    $   41,165      $ (1,314,103)   $ 53,037,444
                                                ============    ============     ==========      ============    ============

                          SUN COMMUNITY BANCORP LIMITED
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000

                                                                           2001            2000
                                                                       ------------    ------------
OPERATING ACTIVITIES
   Net income                                                          $    316,337    $    115,849
   Adjustments to reconcile net income to net
     cash used by operating activities:
       Minority interest in net losses of consolidated
          subsidiaries                                                     (296,493)       (128,863)
       Provision for loan losses                                            881,350         632,452
       Depreciation of premises and equipment                               423,554         309,746
       Net accretion of investment security discounts                        (6,276)        (15,228)
   Origination and purchases of loans held for resale                   (38,496,268)     (6,199,128)
   Proceeds from sales of loans held for resale                          33,632,944       6,395,105
   Increase in accrued interest income and other assets                  (4,182,895)       (468,453)
   Increase (decrease) in accrued interest and other liabilities          5,244,979      (1,319,017)
                                                                       ------------    ------------

           NET CASH USED BY OPERATING ACTIVITIES                         (2,482,768)       (677,537)

INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     available for sale                                                  10,249,848      21,477,500
   Purchases of investment securities available for sale                 (5,000,000)     (8,097,120)
   Net increase in portfolio loans                                      (58,370,044)    (57,644,646)
   Purchases of premises and equipment                                     (890,763)       (345,348)
                                                                       ------------    ------------

           NET CASH USED BY INVESTING ACTIVITIES                        (54,010,959)    (44,609,614)

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts
     and savings accounts                                                33,547,552      33,902,379
   Net increase in certificates of deposit                               43,542,128      16,561,379
   Purchase of common stock for treasury                                    (25,519)
   Resources provided by minority interests                               2,931,854       2,431,948
                                                                       ------------    ------------

           NET CASH PROVIDED BY FINANCING
              ACTIVITIES                                                 79,996,015      52,895,706
                                                                       ------------    ------------

           INCREASE IN CASH AND CASH
              EQUIVALENTS                                                23,502,288       7,608,555

Cash and cash equivalents at beginning of period                         73,440,337      48,814,658
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 96,942,625    $ 56,423,213
                                                                       ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SUN COMMUNITY BANCORP LIMITED


Note A -- Basis of Presentation

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

     The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     The consolidated balance sheet as of December 31, 2000 was derived from audited consolidated financial statements as of that date. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Note B -- New Banks and Pending Bank Applications

     Sunrise Bank of San Diego, located in San Diego, California, opened in January 2001. It is majority-owned by Sunrise Capital Corporation, which is majority-owned by Sun.

     As of March 31, 2001, efforts were underway for formation of additional banks in California and Nevada.



             [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED


Note C -- Net Income Per Share

     The computations of basic and diluted earnings per share were as follows:

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       2001            2000
                                                    ----------      ----------
Numerator--net  income for the period               $  316,337      $  115,849
                                                    ==========      ==========
Denominator:
    Weighted average number of common shares
       outstanding (denominator for basic
       earnings per share)                           5,671,217       5,503,870

    Effect of dilutive securities - stock options       53,780          73,436
                                                    ----------      ----------

Denominator for dilutive net income per share--
    Weighted average number of common shares
       and potential dilution                        5,724,997       5,577,306
                                                    ==========      ==========

Net income per share:
         Basic                                      $     0.06      $     0.02
                                                    ==========      ==========
         Diluted                                    $     0.06      $     0.02
                                                    ==========      ==========

Note D -- Impact of New Accounting Standards

     FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Sun's financial statements.

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

              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Total assets approximated $612.1 million at March 31, 2001, an increase of $85.3 million from the December 31, 2000 level of $526.8 million. The balance sheets include Sun and its consolidated subsidiaries. In January 2001, Sunrise Bank of San Diego located in San Diego, California, commenced operations and was added to the consolidated group as a majority-owned subsidiary of Sunrise Capital Corporation, a majority-owned subsidiary of Sun.

     Portfolio loans increased during the three-month period by approximately $58.4 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $56 million, consistent with the banks' emphasis on commercial lending activities. Loans at March 31, 2001 include $3.5 million advanced to Capitol Bancorp, Sun's largest shareholder, on a short-term basis.

     The allowance for loan losses at March 31, 2001 approximated $6.3 million or 1.31% of total portfolio loans, a slight increase from the year-end 2000 ratio of 1.29%.

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

              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the three month periods (in thousands):

                                                          2001        2000
                                                         ------      ------
Allowance for loan losses at January 1                   $5,440      $2,371

       Loans charged-off                                    (24)         (4)
       Recoveries                                            --          --

       Additions to allowance charged to expense            881         632
                                                         ------      ------

Allowance for loan losses at March 31                    $6,297      $2,999
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

                                      March 31, 2001          December 31, 2000
                                   --------------------     --------------------
                                               Percent                  Percent
                                              of Total                 of Total
                                              Portfolio                Portfolio
                                    Amount      Loans        Amount      Loans
                                   --------   ---------     --------   ---------
Commercial                         $  2,433     0.51%       $  2,683     0.63%
Real estate mortgage                     12     0.00              30     0.01
Installment                             116     0.02             110     0.03
Unallocated                           3,736     0.78           2,617     0.62
                                   --------    -----        --------    -----

Total allowance for loan losses    $  6,297     1.31%       $  5,440     1.29%
                                   ========    =====        ========    =====
  Total portfolio
     loans outstanding             $480,714                 $422,344
                                   ========                 ========

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 2000 and through March 31, 2001.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                      March 31    December 31
                                        2001         2000
                                       ------       ------
Nonaccrual loans:
  Commercial                           $1,863       $1,793
  Real estate                              13           14
  Installment
                                       ------       ------
Total nonaccrual loans                  1,876        1,807

Past due (>90 days) loans:
  Commercial
  Real estate
  Installment
                                       ------       ------
Total past due loans                       --           --
                                       ------       ------

Total nonperforming loans              $1,876       $1,807
                                       ======       ======

     Nonperforming loans increased $69,000 during early 2001, however, continued at a low level in relation to total loans. These consist of a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and allowance ratios (dollars in thousands):

                                                                                                                   Allowance as a
                                               Total              Allowance for           Nonperforming          Percentage of Total
                                          Portfolio Loans          Loan Losses                Loans                Portfolio Loans
                                        -------------------   --------------------    ---------------------     --------------------
                                        March 31    Dec 31    March 31     Dec 31     March 31     Dec 31       March 31     Dec 31
                                          2001       2000       2001        2000        2001        2000          2001        2000
                                        --------   --------   --------    --------    --------    ---------     --------    --------
Arrowhead Community Bank(1)             $ 10,652   $  4,724   $    160    $     71                                1.50%       1.50%
Bank of Tucson                            78,541     75,359      1,099       1,023    $     22                    1.40        1.36
Camelback Community Bank(1)               42,512     37,822        564         483          20                    1.33        1.28
East Valley Community Bank(1)             26,969     25,937        419         357                                1.55        1.38
Mesa Bank(1)                              33,482     28,930        410         374                $      27       1.22        1.29
Southern Arizona Community Bank(1)        37,606     36,135        463         434                                1.23        1.20
Valley First Community Bank               44,399     42,759        667         663         334          306       1.50        1.55
Yuma Community Bank(1)                     6,984        800        105          13                                1.50        1.62
Nevada Community Bancorp Limited:
 Black Mountain Community Bank(1)         23,590     17,052        354         257         240          241       1.50        1.51
 Desert Community Bank(1)                 35,159     29,426        527         441       1,071        1,089       1.50        1.50
 Red Rock Community Bank(1)               44,596     38,666        669         586                                1.50        1.52
Sunrise Capital Corporation:
 Sunrise Bank of Albuquerque(1)           23,561     16,259        318         238                                1.35        1.46
 Sunrise Bank of Arizona(1)               51,952     59,465        652         650          80           35       1.26        1.09
 Sunrise Bank of San Diego(1)             17,078                   231                                            1.35
Other, net                                 3,633      9,010       (341)       (150)
                                        --------   --------   --------    --------    --------    ---------      -----       -----
Consolidated                            $480,714   $422,344   $  6,297    $  5,440    $  1,876    $   1,807       1.31%       1.29%
                                        ========   ========   ========    ========    ========    =========      =====       =====

----------
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2001 approximated  $316,000
($0.06  per  share),   compared  to  $116,000   ($0.02  per  share)  during  the
corresponding period of 2000.

     Operating results and total assets (in thousands) were as follows:

                                                                                     Three months ended March 31
                                                                   -------------------------------------------------------------
                                               Total Assets                                     Return on           Return on
                                         ----------------------           Net Income         Beginning Equity     Average Assets
                                          March 31      Dec 31     ----------------------    ---------------     ---------------
                                            2001         2000         2001         2000       2001      2000      2001      2000
                                         ---------    ---------    ---------    ---------    -----     -----     -----     -----
Arrowhead Community Bank(1)              $  12,553    $   8,091    $    (167)         n/a      n/a       n/a       n/a       n/a
Bank of Tucson                             103,326       98,285          524          455    24.52     24.75      2.08      2.15
Camelback Community Bank                    52,477       49,364           97            3     9.83       .34       .76       .04
East Valley Community Bank                  35,969       34,392          (69)        (201)     n/a       n/a       n/a       n/a
Mesa Bank                                   40,752       36,529           76            2     7.48       .24       .78       .03
Southern Arizona Community Bank             44,049       40,156           46            3     4.71       .27       .44       .03
Valley First Community Bank                 58,411       53,081          129          109     9.80     10.36       .93      1.00
Yuma Community Bank(1)                      11,701        5,064         (180)         n/a      n/a       n/a       n/a       n/a
Nevada Community Bancorp Limited:
 Black Mountain Community Bank(1)           29,962       26,060          (33)         (98)     n/a       n/a       n/a       n/a
 Desert Community Bank                      42,144       35,511           43         (112)    3.87       n/a       .44       n/a
 Red Rock Community Bank                    58,275       44,193          187          (91)    9.44       n/a      1.46       n/a
Sunrise Capital Corporation:
 Sunrise Bank of Albuquerque(1)             29,298       19,762            9          n/a      .95       n/a       .14       n/a
 Sunrise Bank of Arizona                    61,338       63,930          119           23     9.30      2.15       .76       .27
 Sunrise Bank of San Diego(2)               20,675          n/a         (619)         n/a      n/a       n/a       n/a       n/a
Other, net                                  11,216       12,415          154           23      n/a       n/a       n/a       n/a
                                         ---------    ---------    ---------    ---------    -----     -----     -----     -----
Consolidated                             $ 612,146    $ 526,833    $     316    $     116     2.40%     0.93%     0.22%     0.14%
                                         =========    =========    =========    =========    =====     =====     =====     =====

----------
n/a  Not applicable
(1)  Commenced operations as DE NOVO banks in 2000.
(2)  Commenced operations as a DE NOVO bank in 2001.

     Net interest income increased to $8.4 million during the three-month 2001 period versus $5.0 million in the corresponding period of 2000 primarily due to growth in total assets and the number of banks within the consolidated group.

     Noninterest income increased to $310,000 for the 2001 three month period, as compared with $243,000 in 2000. Service charge revenue nearly doubled in the 2001 period compared to the same period in 2000. This increase is primarily related to higher transaction volume and the larger number of customers resulting from the addition of new banks in 1999 and 2000.

     Provisions for loan losses approximated $881,000 for the three months ended March 31, 2001 compared to $632,000 during the 2000 period. The increase is primarily related to loan growth. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the three months ended March 31, 2001 was $7.5 million compared with $4.6 million in 2000. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group and the larger number of data processing and other administrative support staff necessary for the increased number and size of banks.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $77.1 million for the three-month 2001 period, compared to $50.5 million in 2000. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source.

     Noninterest-bearing deposits approximated 19.2% of total deposits at March 31, 2001, a slight decrease from the December 31, 2000 level of 19.4%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Deposit growth in 2001 has been deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $96.9 million or 15.8% of total assets at March 31, 2001 as compared with $73.4 million or 13.9% of total assets at December 31, 2000. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at March 31, 2001 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Sun's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At March 31, 2001 Sun and the banks had approximately $8.4 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

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

              [The remainder of this page intentionally left blank]

     Stockholders' equity, as a percentage of total assets, approximated 8.7% at March 31, 2001, a decrease from the beginning of the year ratio of 10.0%. Total capital funds (stockholders' equity, plus minority interests in consolidated subsidiaries) aggregated $82.9 million or 13.5% of total assets at March 31, 2001. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $40 million or more at the beginning of 2000) and consolidated regulatory capital position at March 31, 2001:

                                                                                Valley First
                                                                   Bank of       Community
                                                                   Tucson           Bank        Consolidated
                                                                   -------      ------------    ------------
Total capital to total assets:
   Minimum required amount                                      >= $ 4,124      >= $ 2,336      >= $ 24,486
   Actual amount                                                   $ 8,918         $ 5,397         $ 53,037
   Ratio                                                              8.65%           9.24%            8.66%

Tier I capital to risk-weighted assets:
   Minimum required amount(1)                                   >= $ 3,369      >= $ 1,910      >= $ 20,521
   Actual amount                                                   $ 8,693         $ 4,370         $ 81,546
   Ratio                                                             10.32%           9.15%           15.90%

Combined Tier I and Tier II capital to risk-weighted assets:
   Minimum required amount(2)                                   >= $ 6,738      >= $ 3,820      >= $ 41,041
   Amount required to meet "Well-Capitalized" category(3)       >= $ 8,422      >= $ 4,775      >= $ 51,301
   Actual amount                                                   $ 9,746         $ 4,968         $ 87,843
   Ratio                                                             11.57%          10.40%           17.12%

----------
(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Sun's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Sun may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Sun. At March 31, 2001, plans were underway for formation of additional banks in California and Nevada.

     In April 2000, Sun announced plans to purchase up to $3 million of its common stock in open market purchases. The shares repurchased in this manner may be retained as treasury shares, retired, used for implementation of an employee stock ownership plan or for other business purposes. To the extent such share purchases are made, they will have the impact of increasing the percentage ownership of Sun by Capitol Bancorp Ltd., which currently owns about 50% of Sun's common stock. The share purchase program will be funded from Sun's existing resources, principally short-term loans and investments. Through March 31, 2001, total purchases approximated $1.3 million.

TRENDS AFFECTING OPERATIONS

The most significant trends which can impact the financial condition and results of operations of financial institutions are changes in market rates of interest and changes in general economic conditions.

Changes in interest rates, either up or down, have an impact on net interest income (plus or minus), depending on the direction and timing of such changes. At any point in time, there is an imbalance between interest rate-sensitive assets and interest rate-sensitive liabilities. This means that when interest rates change, the timing and magnitude of the effect of such interest rate changes can alter the relationship between asset yields and the cost of funds.

In January 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates on two separate dates, for a total decrease of 100 basis points. In March 2001, another 50 basis points decrease was initiated by the Federal Reserve.

Because variable rate loans reprice more rapidly than interest-bearing deposits, such market interest rate decreases compressed net interest margins at Sun's banks in early 2001. As the Open Market Committee continues to influence interest rates and other economic policy in 2001, including the potential of additional rate decreases, net interest margins may become more compressed (having an adverse impact on earnings) as the year progresses.

Start-up banks generally incur operating losses during their early periods of operations. Recently-formed start-up banks are expected to detract from consolidated earnings performance and additional start-up banks formed in 2001 and beyond will similarly negatively impact short-term profitability. Sun's Board of Directors has determined to reduce the rate of start-ups in the near term in contrast to the previous three years.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

Widespread media reports of concerns about the health of the domestic economy have continued in early 2001. While local economic conditions appear to indicate a weakening environment, loan losses in this initial period of 2001 have remained approximately level with the prior year's period. In early 2001, however, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may trend upward as economic conditions, locally and nationally, evolve.

IMPACT OF NEW ACCOUNTING STANDARDS

     FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Sun's financial statements.

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

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and reports on Form 8-K.

          (a) Exhibits:

                    None.

          (b) Reports on Form 8-K:

                    No reports on Form 8-K were filed  during the quarter  ended
               March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SUN COMMUNITY BANCORP LIMITED
                          (Registrant)

                          /s/ Joseph D. Reid
                          ------------------------------------
                          Joseph D. Reid
                          Chairman, President and
                          Chief Executive Officer
                          (duly authorized to sign on behalf
                           of the registrant)


                          /s/ Lee W. Hendrickson
                          ------------------------------------
                          Lee W. Hendrickson
                          Executive Vice President and
                          Chief Financial Officer


Date: May 15, 2001