Form 10-Q
period 2001-06-30
SUN COMMUNITY BANCORP LTD
filed 2001-08-14
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________


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

     Common stock, No par value: 6,090,849 shares outstanding as of July 31, 2001.

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

                                                                            Page
                                                                            ----
Item 1. Financial Statements:

          Consolidated sheets - June 30, 2001 and December 31, 2000.           3
          Consolidated statements of income - Three months and six
            months ended June 30, 2001 and 2000.                               4
          Consolidated statements of changes in stockholders' equity
            - Six months ended June 30, 2001 and 2000.                         5
          Consolidated statements of cash flows - Six months ended
            June 30, 2001 and 2000.                                            6
          Notes to consolidated financial statements.                          7
Item 2. Management's  Discussion and Analysis of Financial
          Condition and Results of Operations.                                10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                    18
Item 2. Changes in Securities and Use of Proceeds.                            18
Item 3. Defaults Upon Senior Securities.                                      18
Item 4. Submission of Matters to a Vote of Security Holders.                  18
Item 5. Other Information.                                                    18
Item 6. Exhibits and Reports on Form 8-K.                                     18

SIGNATURES                                                                    19

                                 PART I, ITEM 1
                          SUN COMMUNITY BANCORP LIMITED
                           Consolidated Balance Sheets
                    As of June 30, 2001 and December 31, 2000

                                                                June 30           December 31
                                                                  2001               2000
                                                              -------------      -------------
ASSETS
  Cash and due from banks                                     $  28,465,037      $  25,464,080
  Interest-bearing deposits with banks                           20,787,481         15,949,167
  Federal funds sold                                             48,773,000         32,027,090
                                                              -------------      -------------
       Total cash and cash equivalents                           98,025,518         73,440,337
  Loans held for resale                                          11,608,413          6,610,065
  Investment securities available for sale,
    carried at market value                                      12,137,635         13,609,399
  Portfolio loans:
    Commercial                                                  518,774,357        399,056,329
    Real estate mortgage                                         14,589,709         13,712,563
    Installment                                                  12,087,873          9,575,197
                                                              -------------      -------------
       Total portfolio loans                                    545,451,939        422,344,089
    Less allowance for loan losses                               (7,270,000)        (5,440,000)
                                                              -------------      -------------
       Net portfolio loans                                      538,181,939        416,904,089
  Premises and equipment, net                                     6,114,219          5,959,724
  Accrued interest income                                         2,934,601          2,701,454
  Other assets                                                    8,179,172          7,607,448
                                                              -------------      -------------

          TOTAL ASSETS                                        $ 677,181,497      $ 526,832,516
                                                              =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                       $ 106,171,274      $  85,880,783
    Interest-bearing                                            478,477,025        356,682,317
                                                              -------------      -------------
       Total deposits                                           584,648,299        442,563,100
  Debt obligations                                                3,887,500
  Accrued interest on deposits and
    other liabilities                                             4,348,239          4,329,495
                                                              -------------      -------------
          Total liabilities                                     592,884,038        446,892,595

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                  28,147,018         27,245,878

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    10,000,000 shares authorized; 6,089,849 shares issued
    and outstanding in 2001 and 5,809,317 in 2000                57,596,067         54,959,627
  Retained-earnings deficit                                        (170,091)          (965,582)
  Market value adjustment (net of tax effect) for
    investment securities available for sale
    (accumulated other comprehensive income)                         38,568            (11,418)
  Less treasury stock                                            (1,314,103)        (1,288,584)
                                                              -------------      -------------
          Total stockholders' equity                             56,150,441         52,694,043
                                                              -------------      -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 677,181,497      $ 526,832,516
                                                              =============      =============

                          SUN COMMUNITY BANCORP LIMITED
                        Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 2001 and 2000

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30                           June 30
                                                              -----------------------------     -----------------------------
                                                                  2001             2000             2001             2000
                                                              ------------     ------------     ------------     ------------
Interest income:
  Portfolio loans (including fees)                            $ 13,529,288     $  8,076,006     $ 26,072,431     $ 14,353,541
  Loans held for resale                                            169,656           64,753          352,566           92,628
  Taxable investment securities                                    142,653          354,170          349,568          715,073
  Federal funds sold                                               586,949          660,249        1,227,689        1,109,717
  Interest-bearing deposits with banks
    and other                                                      258,762          161,853          530,688          288,910
                                                              ------------     ------------     ------------     ------------
       Total interest income                                    14,687,308        9,317,031       28,532,942       16,559,869
Interest expense:
  Demand deposits                                                1,875,916        1,365,505        3,717,669        2,444,130
  Savings deposits                                                  10,924            6,335           20,850           10,482
  Time deposits                                                  3,788,126        1,856,884        7,386,494        3,019,722
  Debt obligations and other                                        53,236              939           86,539              939
                                                              ------------     ------------     ------------     ------------
       Total interest expense                                    5,728,202        3,229,663       11,211,552        5,475,273
                                                              ------------     ------------     ------------     ------------
       Net interest income                                       8,959,106        6,087,368       17,321,390       11,084,596
Provision for loan losses                                          980,431        1,069,813        1,861,781        1,702,265
                                                              ------------     ------------     ------------     ------------
       Net interest income after provision
         for loan losses                                         7,978,675        5,017,555       15,459,609        9,382,331
Noninterest income:
  Service charges on deposit accounts                              309,918          161,612          578,303          296,511
  Other                                                             85,083           52,339          126,247          160,916
                                                              ------------     ------------     ------------     ------------
       Total noninterest income                                    395,001          213,951          704,550          457,427
Noninterest expense:
  Salaries and employee benefits                                 4,417,203        2,986,327        8,593,472        5,697,252
  Occupancy                                                        674,885          451,396        1,302,128          877,880
  Equipment rent, depreciation and
     maintenance                                                   566,638          433,879        1,061,499          768,165
  Other                                                          1,659,485        1,360,167        3,900,751        2,515,738
                                                              ------------     ------------     ------------     ------------
       Total noninterest expense                                 7,318,211        5,231,769       14,857,850        9,859,035
                                                              ------------     ------------     ------------     ------------

       Income (loss) before federal income taxes
         and minority interest                                   1,055,465             (263)       1,306,309          (19,277)
Federal income taxes                                               224,000           10,000          455,000            4,000
                                                              ------------     ------------     ------------     ------------

       Income (loss) before minority interest                      831,465          (10,263)         851,309          (23,277)

Credit (charge) resulting from minority interest in
  net losses (income) of consolidated subsidiaries                (352,311)         155,824          (55,818)         284,687
                                                              ------------     ------------     ------------     ------------

       NET INCOME                                             $    479,154     $    145,561     $    795,491     $    261,410
                                                              ============     ============     ============     ============

       NET INCOME PER SHARE - Note D

                          SUN COMMUNITY BANCORP LIMITED
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 2000 and 2001

                                                                                         Accumulated
                                                                         Retained-          Other
                                                                          Earnings      Comprehensive    Treasury
                                                        Common Stock      Deficit          Income          Stock           Total
                                                        ------------    ------------    ------------   ------------    ------------
SIX MONTHS ENDED JUNE 30, 2000:
Balances at January 1, 2000                             $ 51,867,516    $ (1,772,622)   $    (92,119)                  $ 50,002,775

Purchase of 102,500 shares of common
  stock for treasury                                                                                   $ (1,033,500)     (1,033,500)

Net proceeds from issuance of 7,500 shares of
  common stock upon exercise of stock options                 42,240                                                         42,240

Issuance of 297,947 shares of common stock
  upon acquisition of minority interest in
  consolidated bank subsidiary                             3,050,330                                                      3,050,330

Components of comprehensive income:
  Net income for the period                                                  261,410                                        261,410
  Market value adjustment for investment
    securities available for sale (net of tax effect)                                        (17,823)                       (17,823)
                                                                                                                       ------------
       Comprehensive income for the period                                                                                  243,587
                                                        ------------    ------------    ------------   ------------    ------------

BALANCES AT JUNE 30, 2000                               $ 54,960,086    $ (1,511,212)   $   (109,942)  $ (1,033,500)   $ 52,305,432
                                                        ============    ============    ============   ============    ============
SIX MONTHS ENDED JUNE 30 2001:

Balances at January 1, 2001                             $ 54,959,627    $   (965,582)   $    (11,418)  $ (1,288,584)   $ 52,694,043

Purchase of 3,900 shares of common stock
 for treasury                                                                                               (25,519)        (25,519)

Issuance of 280,532 shares of common stock
  upon acquisition of minority interest in
  consolidated bank subsidiary                             2,636,440                                                      2,636,440

Components of comprehensive income:
  Net income for the period                                                  795,491                                        795,491
  Market value adjustment for investment securities
    available for sale (net of tax effect)                                                    49,986                         49,986
                                                                                                                       ------------
       Comprehensive income for the period                                                                                  845,477
                                                        ------------    ------------    ------------   ------------    ------------

BALANCES AT JUNE 30, 2001                               $ 57,596,067    $   (170,091)   $     38,568   $ (1,314,103)   $ 56,150,441
                                                        ============    ============    ============   ============    ============

                          SUN COMMUNITY BANCORP LIMITED
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000

                                                                                2001               2000
                                                                           -------------      -------------
OPERATING ACTIVITIES
  Net income                                                               $     795,491      $     261,410
  Adjustments to reconcile net income to net
   cash used by operating activities:
    Minority interest in net income (loss)
      of consolidated subsidiaries                                                55,818           (284,687)
    Provision for loan losses                                                  1,861,781          1,702,265
    Depreciation of premises and equipment                                       841,325            649,206
    Amortization of goodwill                                                      97,358
    Net accretion of investment security discounts                                (8,523)           (10,192)
  Origination and purchases of loans held for resale                         (80,184,793)       (23,605,148)
  Proceeds from sales of loans held for resale                                75,186,445         19,077,541
  Decrease in accrued interest income and other assets                           109,924            162,233
  Increase (decrease) in accrued interest and other liabilities                   18,744           (793,416)
                                                                           -------------      -------------

       NET CASH USED BY OPERATING ACTIVITIES                                  (1,226,430)        (2,840,788)

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities
    available for sale                                                        12,600,000         41,444,650
  Purchases of investment securities available for sale                      (11,200,000)       (23,605,199)
  Net increase in portfolio loans                                           (123,107,850)      (108,388,176)
  Purchases of premises and equipment                                         (1,011,481)          (873,411)
  Proceeds from sale of furniture and equipment                                   15,661
                                                                           -------------      -------------

       NET CASH USED BY INVESTING ACTIVITIES                                (122,703,670)       (91,422,136)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                          64,558,685         58,190,991
  Net increase in certificates of deposit                                     77,526,514         62,966,426
  Proceeds from short-term borrowings                                          3,887,500
  Purchase of common stock for treasury                                          (25,519)        (1,033,500)
  Net proceeds from issuance of common stock                                                         42,240
  Resources provided by minority interests                                     2,568,101          2,038,208
                                                                           -------------      -------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                             148,515,281        122,204,365
                                                                           -------------      -------------

       INCREASE IN CASH AND CASH EQUIVALENTS                                  24,585,181         27,941,441

Cash and cash equivalents at beginning of period                              73,440,337         48,814,658
                                                                           -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  98,025,518      $  76,756,099
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

     The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     The consolidated balance sheet as of December 31, 2000 was derived from audited consolidated financial statements as of that date. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

NOTE B - NEW BANKS AND PENDING BANK APPLICATIONS

     Sunrise Bank of San Diego, located in San Diego, California, opened in January 2001. It is majority-owned by Sunrise Capital Corporation, which is majority-owned by Sun.

        As of June 30, 2001, efforts were underway for the formation of additional banks in California and Nevada.

NOTE C - ACQUISITION OF MINORITY INTEREST IN BANK

     Effective  June  30,  2001,   Camelback   Community   Bank   (previously  a
majority-owned subsidiary of Sun) became a wholly-owned subsidiary resulting from the minority shareholders of Camelback exchanging their Camelback shares for shares of Sun. The exchange ratio was based on 150% of Camelback's adjusted book value. As a result of the share exchange, the minority owners of Camelback became shareholders of Sun. About 280,500 new shares of Sun's common stock were issued in this transaction.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED

NOTE D - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                      Three Months Ended June 30    Six Months Ended June 30
                                                      --------------------------    -------------------------
                                                         2001           2000           2001           2000
                                                      ----------     ----------     ----------     ----------
Numerator--net income for the period                  $  479,154     $  145,561     $  795,491     $  261,410
                                                      ==========     ==========     ==========     ==========
Denominator:
  Weighted average number of common shares
    outstanding (denominator for basic
    earnings per share)                                5,671,217      5,471,978      5,671,217      5,487,177

  Effect of dilutive securities - stock options           71,083         83,294         63,062         77,617
                                                      ----------     ----------     ----------     ----------
Denominator for diluted net income per share
  Weighted average number of common shares
    and potential dilution                             5,742,300      5,555,272      5,734,279      5,564,794
                                                      ==========     ==========     ==========     ==========
Net income per share:
  Basic                                               $     0.08     $     0.03     $     0.14     $     0.05
                                                      ==========     ==========     ==========     ==========
  Diluted                                             $     0.08     $     0.03     $     0.14     $     0.05
                                                      ==========     ==========     ==========     ==========

NOTE E - IMPACT OF NEW ACCOUNTING STANDARDS

     Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Sun's financial statements.

     In early July 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for loan loss reserves (also known as allowances for loan losses). While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how such reserves and allowances may be documented by management.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This new standard is not expected to have a material effect on Sun's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED

NOTE E - IMPACT OF NEW ACCOUNTING STANDARDS (CONTINUED)

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead to be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Management has not completed its analysis of this new standard, however, its preliminary review has concluded that, upon implementation, future amortization of goodwill will be reduced or eliminated.

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

              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition

     Total assets approximated $677.2 million at June 30, 2001, an increase of $150.4 million from the December 31, 2000 level of $526.8 million. The balance sheets include Sun and its consolidated subsidiaries. In January 2001, Sunrise Bank of San Diego located in San Diego, California, commenced operations and was added to the consolidated group as a majority-owned subsidiary of Sunrise Capital Corporation, a majority-owned subsidiary of Sun.

     Portfolio loans increased during the six-month period by approximately $123.1 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $120 million, consistent with the banks' emphasis on commercial lending activities. Loans at June 30, 2001 include $3.5 million advanced to Capitol Bancorp, Sun's principal shareholder, on a short-term basis.

     The allowance for loan losses at June 30, 2001 approximated $7.3 million or 1.33% of total portfolio loans, an increase from the year-end 2000 ratio of 1.29%.

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

              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the six-month periods (in thousands):

                                                            2001          2000
                                                           -------      -------
Allowance for loan losses at January 1                     $ 5,440      $ 2,371

  Loans charged-off                                            (76)        (417)
  Recoveries                                                    44           16
                                                           -------      -------
       Net charge-offs                                         (32)        (401)

   Additions to allowance charged to expense                 1,862        1,702
                                                           -------      -------

Allowance for loan losses at June 30                       $ 7,270      $ 3,672
                                                           =======      =======

     For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table (in thousands), include all loans for which management has concerns based on Sun's loan rating system, should not be interpreted as an indication of future charge-offs. In addition, amounts allocated are not intended to reflect the amount that may be available for future losses.

                                                       June 30, 2001            December 31, 2000
                                                   ---------------------      ---------------------
                                                                Percent                    Percent
                                                               of Total                   of Total
                                                               Portfolio                  Portfolio
                                                    Amount       Loans         Amount       Loans
                                                   --------    ---------      --------    ---------
Commercial                                         $  3,236         0.59%     $  2,683         0.63%
Real estate mortgage                                     69         0.01            30         0.01
Installment                                              48         0.01           110         0.03
Unallocated                                           3,917         0.72         2,617         0.62
                                                   --------    ---------      --------    ---------

Total allowance for loan losses                    $  7,270         1.33%     $  5,440         1.29%
                                                   ========    =========      ========    =========

       Total portfolio loans outstanding           $545,452                   $422,344
                                                   ========                   ========

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 2000 and through June 30, 2001.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                   June 30       December 31
                                                    2001             2000
                                                   ------           ------
Nonaccrual loans:
  Commercial                                       $2,272           $1,793
  Real estate                                                           14
  Installment
                                                   ------           ------
Total nonaccrual loans                              2,272            1,807

Past due (>90 days) loans:
  Commercial                                           11
  Real estate
  Installment
                                                   ------           ------
Total past due loans                                   11               --
                                                   ------           ------

Total nonperforming loans                          $2,283           $1,807
                                                   ======           ======

     Nonperforming loans increased $476,000 during the first half of 2001, however, continued at a low level in relation to total loans. These consist of a small number of loans, in various stages of resolution, which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and allowance ratios (dollars in thousands):

                                                                                                             Allowance as a
                                                                                                               Percentage
                                            Total              Allowance for          Nonperforming             of Total
                                       Portfolio Loans          Loan Losses               Loans              Portfolio Loans
                                     --------------------  --------------------    ---------------------   ---------------------
                                      June 30    Dec 31     June 30     Dec 31     June 30      Dec 31     June 30       Dec 31
                                       2001       2000       2001        2000        2001        2000        2001         2000
                                     --------   --------   --------    --------    --------    ---------   ---------   ---------
Arrowhead Community Bank(1)          $ 17,263   $  4,724   $    259    $     71                                 1.50%       1.50%
Bank of Tucson                         83,806     75,359      1,154       1,023                                 1.38        1.36
Camelback Community Bank               45,837     37,822        614         483    $    250                     1.34        1.28
East Valley Community Bank(1)          26,627     25,937        423         357         225                     1.59        1.38
Mesa Bank(1)                           38,201     28,930        478         374                 $     27        1.25        1.29
Southern Arizona Community Bank(1)     40,218     36,135        503         434                                 1.25        1.20
Valley First Community Bank            42,804     42,759        697         663         185          306        1.63        1.55
Yuma Community Bank(1)                 11,363        800        173          13                                 1.52        1.62
Nevada Community Bancorp Limited:
  Black Mountain Community Bank(1)     31,600     17,052        474         257         240          241        1.50        1.51
  Desert Community Bank(1)             42,912     29,426        644         441       1,290        1,089        1.50        1.50
  Red Rock Community Bank(1)           56,242     38,666        844         586                                 1.50        1.52
Sunrise Capital Corporation:
  Sunrise Bank of Albuquerque(1)       25,844     16,259        349         238                                 1.35        1.46
  Sunrise Bank of Arizona(1)           55,063     59,465        733         650          84           35        1.33        1.09
  Sunrise Bank of San Diego(1)         24,137                   326                                             1.35
Other, net                              3,535      9,010       (401)       (150)          9          109
                                     --------   --------   --------    --------    --------    ---------   ---------   ---------

Consolidated                         $545,452   $422,344   $  7,270    $  5,440    $  2,283    $   1,807        1.33%       1.29%
                                     ========   ========   ========    ========    ========    =========   =========   =========

----------
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

RESULTS OF OPERATIONS

     Net income for the six months ended June 30, 2001 approximated $795,000 ($0.14 per share), compared to $261,000 ($0.05 per share) during the corresponding period of 2000. Net income of $479,000 ($.08 per share) for the three months ended June 30, 2001 significantly surpassed the corresponding 2000 period results of $146,000 ($.03 per share).

     Operating results and total assets (in thousands) were as follows:

                                                                                       Six months ended June 30
                                                                     --------------------------------------------------------
                                                                                              Return on           Return on
                                                 Total Assets            Net Income        Beginning Equity    Average Assets
                                             --------------------    -----------------     ----------------    --------------
                                              June 30     Dec 31
                                               2001        2000        2001      2000       2001      2000      2001     2000
                                             --------    --------    -------    ------     -----     -----     -----    -----
Arrowhead Community Bank(1)                  $ 21,378    $  8,091    $  (275)      n/a       n/a       n/a       n/a      n/a
Bank of Tucson                                111,206      98,285      1,037       982     24.24%    28.32%     2.04%    2.25%
Camelback Community Bank                       56,280      49,364        208        55     10.50      3.34       .83      .31
East Valley Community Bank                     37,721      34,392        (73)     (396)      n/a       n/a       n/a      n/a
Mesa Bank                                      44,804      36,529        183        69      8.85      3.57       .91      .49
Southern Arizona Community Bank                48,172      40,156        113        36      5.79      1.95       .51      .23
Valley First Community Bank                    51,443      53,081        252        50      9.56      2.43       .22      .22
Yuma Community Bank(1)                         16,286       5,064       (310)      n/a       n/a       n/a       n/a      n/a
Nevada Community Bancorp Limited:
  Black Mountain Community Bank(1)             35,038      26,060        (49)     (252)      n/a       n/a       n/a      n/a
  Desert Community Bank                        49,910      35,511         43      (149)     1.95       n/a       .21      n/a
  Red Rock Community Bank                      66,608      44,193        378       (54)     9.55       n/a      1.34      n/a
Sunrise Capital Corporation:
  Sunrise Bank of Albuquerque(1)               39,020      19,762         70      (240)     3.89       n/a       .49      n/a
  Sunrise Bank of Arizona                      63,279      63,930        238        42      9.31      1.99       .74      .21
  Sunrise Bank of San Diego(2)                 29,174         n/a       (743)      n/a       n/a       n/a       n/a      n/a
Other, net                                      6,862      12,415       (277)      118       n/a       n/a       n/a      n/a
                                             --------    --------    -------    ------     -----     -----     -----    -----

Consolidated                                 $677,181    $526,833    $   795    $  261      3.02%     1.00%     0.26%    0.16%
                                             ========    ========    =======    ======     =====     =====     =====    =====

----------
n/a  Not applicable
(1)  Commenced operations as DE NOVO banks in 2000.
(2)  Commenced operations as a DE NOVO bank in 2001.

     Net interest income increased to $17.3 million during the six-month 2001 period versus $11.1 million in the corresponding period of 2000 primarily due to growth in total assets and the number of banks within the consolidated group.

     Noninterest income increased to $705,000 for the 2001 six-month period, as compared with $457,000 in 2000. Service charge revenue nearly doubled in the 2001 period compared to the same period in 2000. This increase is primarily related to higher transaction volume and the larger number of customers resulting from the addition of new banks in 1999 and 2000.

     Provisions for loan losses approximated $1.9 million for the six months ended June 30, 2001 compared to $1.7 million during the 2000 period. The increase is primarily related to loan growth. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the six months ended June 30, 2001 was $14.9 million compared with $9.9 million in 2000. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group and the larger number of data processing and other administrative support staff necessary for the increased number and size of banks.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $142.1 million for the six-month 2001 period, compared to $121.2 million in 2000. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source.

     Noninterest-bearing deposits approximated 18.2% of total deposits at June 30, 2001, a slight decrease from the December 31, 2000 level of 19.4%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Deposit growth in 2001 has been deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $98 million or 14.5% of total assets at June 30, 2001 as compared with $73.4 million or 13.9% of total assets at December 31, 2000. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at June 30, 2001 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Sun's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At June 30, 2001 Sun and its banks had approximately $12.1 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

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

              [The remainder of this page intentionally left blank]

         Stockholders' equity, as a percentage of total assets, approximated 8.3% at June 30, 2001, a decrease from the beginning of the year ratio of 10.0%. Total capital funds (stockholders' equity, plus minority interests in consolidated subsidiaries) aggregated $84.3 million or 12.4% of total assets at June 30, 2001. The following table summarizes the amounts (in thousands) and related ratios of individually significant subsidiaries (assets of $50 million or more at the beginning of 2001) and consolidated regulatory capital position at June 30, 2001:


                                                                                                  Valley First
                                                                      Sunrise Bank     Bank of     Community
                                                                       of Arizona      Tucson         Bank       Consolidated
                                                                       ----------      ------         ----       ------------
Total capital to total assets:
  Minimum required amount                                             >= $ 2,531    >= $ 4,440    >= $ 2,058    >= $27,087
  Actual amount                                                          $ 5,373       $ 9,228       $ 5,520       $56,150
  Ratio                                                                     8.49%         8.31%        10.73%         8.29%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                                          >= $ 2,140    >= $ 3,536    >= $ 1,803    >= $23,058
  Actual amount                                                          $ 5,370       $ 9,055       $ 4,533       $81,858
  Ratio                                                                    10.04%        10.24%        10.06%        14.20%


Combined Tier I and Tier II capital to risk-weighted assets:
  Minimum required amount(2)                                          >= $ 4,279    >= $ 7,072    >= $ 3,606    >= $46,115
  Amount required to meet "Well-Capitalized" category(3)              >= $ 5,349    >= $ 8,840    >= $ 4,508    >= $57,644
  Actual amount                                                          $ 6,039       $10,161       $ 5,098       $89,064
  Ratio                                                                    11.29%        11.49%        11.31%        15.45%

----------
(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Sun's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Sun may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Sun. At June 30, 2001, plans were underway for the formation of additional banks in California and Nevada.

     In April 2000, Sun announced plans to purchase up to $3 million of its common stock in open market purchases. The shares repurchased in this manner may be retained as treasury shares, retired, used for implementation of an employee stock ownership plan or for other business purposes. To the extent such share purchases are made, they will have the impact of increasing the percentage ownership of Sun by Capitol Bancorp Ltd., Sun's principal shareholder. The share purchase program will be funded from Sun's existing resources, principally short-term loans and investments. Through June 30, 2001, total purchases approximated $1.3 million.

     Camelback Community Bank reached its 36th month of operation in May 2001. In June 2001, Sun offered the minority owners of Camelback an opportunity to exchange their Camelback shares for shares of Sun. The exchange ratio was based on 150% of Camelback's adjusted book value and was completed effective June 30, 2001. As a result of the share exchange, the minority owners of Camelback became shareholders of Sun. About 280,500 new shares of Sun's common stock were issued in this transaction. Effective June 30, 2000, Sun entered into a similar share exchange transaction with the shareholders of Valley First Community Bank (previously a majority-owned subsidiary of Sun), issuing about 298,000 shares of Sun's common stock.

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

     In January 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates on two separate dates, for a total decrease of 100 basis points. In March 2001, another 50 basis points decrease was initiated by the Federal Reserve, followed by decreases of 50 basis points in both April and May 2001 and 25 basis points in June 2001.

     Because variable rate loans reprice more rapidly than interest-bearing deposits, such market interest rate decreases compressed net interest margins at Sun's banks in 2001. As the Open Market Committee continues to influence interest rates and other economic policy in 2001, including the potential of additional rate decreases, net interest margins may become more compressed (having an adverse impact on earnings) as the year progresses.

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

     Widespread media reports of concerns about the health of the domestic economy have continued in 2001. While local economic conditions appear to indicate a weakening environment, loan losses in this initial period of 2001 have remained approximately level with the prior year's period. In the first half of 2001, however, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may trend upward as economic conditions, locally and nationally, evolve.

IMPACT OF NEW ACCOUNTING STANDARDS

     Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Sun's financial statements.

     In early July 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for loan loss reserves (also known as allowances for loan losses). While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how such reserves and allowances may be documented by management.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This new standard is not expected to have a material effect on Sun's consolidated financial statements.

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead to be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Management has not completed its analysis of this new standard, however, its preliminary review has concluded that, upon implementation, future amortization of goodwill will be reduced or eliminated.

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

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:

                None.

        (b)     Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

Date: August 14, 2001