Form 10-Q
period 2001-09-30
SUN COMMUNITY BANCORP LTD
filed 2001-11-09
CIK 1041318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Common stock, No par value: 6,235,312 shares outstanding as of October 31, 2001.

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

                                                                            Page
                                                                            ----
Item 1. Financial Statements:
        Consolidated balance sheets -
          September 30, 2001 and December 31, 2000.                            3
        Consolidated statements of income - Three months
          and nine months ended September 30, 2001 and 2000.                   4
        Consolidated statements of changes in stockholders'
          equity - Nine months ended September 30, 2001 and 2000.              5
        Consolidated statements of cash flows - Nine months ended
          September 30, 2001 and 2000.                                         6
        Notes to consolidated financial statements.                            7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                                10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                    19
Item 2. Changes in Securities and Use of Proceeds.                            19
Item 3. Defaults Upon Senior Securities.                                      19
Item 4. Submission of Matters to a Vote of Security Holders.                  19
Item 5. Other Information.                                                    19
Item 6. Exhibits and Reports on Form 8-K.                                     19

SIGNATURES                                                                    20

                                 PART I, ITEM 1
                          SUN COMMUNITY BANCORP LIMITED
                           Consolidated Balance Sheets
                 As of September 30, 2001 and December 31, 2000

                                                             September 30          December 31
                                                                 2001                 2000
                                                             -------------        -------------
ASSETS
  Cash and due from banks                                    $  29,240,740        $  25,464,080
  Interest-bearing deposits with banks                          17,410,381           15,949,167
  Federal funds sold                                            56,051,000           32,027,090
                                                             -------------        -------------
       Total cash and cash equivalents                         102,702,121           73,440,337
  Loans held for resale                                         10,187,528            6,610,065
  Investment securities available for sale,
    carried at market value                                     13,185,430           13,609,399
  Portfolio loans:
    Commercial                                                 560,931,114          399,056,329
    Real estate mortgage                                        16,114,003           13,712,563
    Installment                                                 16,348,096            9,575,197
                                                             -------------        -------------
       Total portfolio loans                                   593,393,213          422,344,089
    Less allowance for loan losses                              (7,903,000)          (5,440,000)
                                                             -------------        -------------
       Net portfolio loans                                     585,490,213          416,904,089
  Premises and equipment, net                                    5,834,634            5,959,724
  Accrued interest income                                        3,055,706            2,701,454
  Other assets                                                  12,368,595            7,607,448
                                                             -------------        -------------

          TOTAL ASSETS                                       $ 732,824,227        $ 526,832,516
                                                             =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                      $ 111,373,005        $  85,880,783
    Interest-bearing                                           522,207,676          356,682,317
                                                             -------------        -------------
       Total deposits                                          633,580,681          442,563,100
  Debt obligations                                               8,287,500
  Accrued interest on deposits and
    other liabilities                                            5,318,204            4,329,495
                                                             -------------        -------------
       Total liabilities                                       647,186,385          446,892,595
MINORITY INTERESTS IN
    CONSOLIDATED SUBSIDIARIES                                   25,886,713           27,245,878

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    10,000,000 shares authorized;
    6,373,412 shares issued and outstanding
    in 2001 and 5,809,317 in 2000                               60,510,358           54,959,627
  Retained-earnings (deficit)                                      486,481             (965,582)
  Market value adjustment (net of tax effect) for
    investment securities available for sale
    (accumulated other comprehensive income)                        68,393              (11,418)
  Less treasury stock                                           (1,314,103)          (1,288,584)
                                                             -------------        -------------
       Total stockholders' equity                               59,751,129           52,694,043
                                                             -------------        -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 732,824,227        $ 526,832,516
                                                             =============        =============

                          SUN COMMUNITY BANCORP LIMITED
                        Consolidated Statements of Income
     For the Three Months and Nine Months Ended September 30, 2001 and 2000

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30                    September 30
                                                            ----------------------------    ----------------------------
                                                                2001            2000            2001            2000
                                                            ------------    ------------    ------------    ------------
Interest income:
  Portfolio loans (including fees)                          $ 14,135,667    $  9,736,447    $ 40,208,098    $ 24,089,988
  Loans held for resale                                          180,118          99,537         532,684         192,165
  Taxable investment securities                                  147,048         258,377         496,616         973,450
  Federal funds sold and other                                   515,402         845,199       2,273,779       2,243,826
                                                            ------------    ------------    ------------    ------------
       Total interest income                                  14,978,235      10,939,560      43,511,177      27,499,429
Interest expense:
  Demand deposits                                              1,937,661       1,659,175       5,655,330       4,103,305
  Savings deposits                                                11,273           7,272          32,123          17,754
  Time deposits                                                3,695,899       2,416,307      11,082,393       5,436,029
  Debt obligations and other                                       8,883             414          95,422           1,353
                                                            ------------    ------------    ------------    ------------
       Total interest expense                                  5,653,716       4,083,168      16,865,268       9,558,441
                                                            ------------    ------------    ------------    ------------
       Net interest income                                     9,324,519       6,856,392      26,645,909      17,940,988
Provision for loan losses                                        907,832         965,215       2,769,613       2,667,480
                                                            ------------    ------------    ------------    ------------
       Net interest income after provision
         for loan losses                                       8,416,687       5,891,177      23,876,296      15,273,508
Noninterest income:
  Service charges on deposit accounts                            338,061         180,094         916,364         476,605
  Other                                                          103,432          57,585         229,679         218,501
                                                            ------------    ------------    ------------    ------------
       Total noninterest income                                  441,493         237,679       1,146,043         695,106
Noninterest expense:
  Salaries and employee benefits                               4,469,788       3,224,645      13,063,260       8,921,897
  Occupancy                                                      703,962         557,129       2,006,090       1,435,009
  Equipment rent, depreciation and
    maintenance                                                  506,681         454,227       1,568,180       1,222,392
  Other                                                        1,671,324       1,484,013       5,572,075       3,999,751
                                                            ------------    ------------    ------------    ------------
       Total noninterest expense                               7,351,755       5,720,014      22,209,605      15,579,049
                                                            ------------    ------------    ------------    ------------
       Income before federal income taxes and
         minority interest                                     1,506,425         408,842       2,812,734         389,565
Federal income taxes                                             444,000         130,000         899,000         134,000
                                                            ------------    ------------    ------------    ------------
       Income before minority interest                         1,062,425         278,842       1,913,734         255,565

Credit (charge) resulting from minority interest in
  net losses (income) of consolidated subsidiaries              (405,853)        (35,108)       (461,671)        249,579
                                                            ------------    ------------    ------------    ------------

          NET INCOME                                        $    656,572    $    243,734    $  1,452,063    $    505,144
                                                            ============    ============    ============    ============
          NET INCOME PER SHARE - Note D

                          SUN COMMUNITY BANCORP LIMITED
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 2001 and 2000


                                                                  Retained    Accumulated Other
                                                                  Earnings     Comprehensive      Treasury
                                                Common Stock      (Deficit)        Income           Stock           Total
                                                ------------    ------------    ------------    ------------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2000:

Balances at January 1, 2000                     $ 51,867,516    $ (1,772,622)   $    (92,119)                   $ 50,002,775

Purchase of 102,500 shares of common stock
  for treasury                                                                                  $ (1,062,010)     (1,062,010)

Net proceeds from issuance of 7,500 shares of
  common stock upon exercise of stock options         42,240                                                          42,240

Issuance of 297,947 shares of common stock
  upon acquisition of minority interest in
  consolidated bank subsidiary                     3,049,871                                                       3,049,871

Components of comprehensive income:
  Net income for the period                                          505,144                                         505,144
  Market value adjustment for
    investment securities available
    for sale (net of tax effect)                                                      29,692                          29,692
       Comprehensive income for
         the period                                                                                                  534,836
                                                ------------    ------------    ------------    ------------    ------------

BALANCES AT SEPTEMBER 30, 2000                  $ 54,959,627    $ (1,267,478)   $    (62,427)   $ (1,062,010)   $ 52,567,712
                                                ============    ============    ============    ============    ============

NINE MONTHS ENDED SEPTEMBER 30 2001:

Balances at January 1, 2001                     $ 54,959,627    $   (965,582)   $    (11,418)   $ (1,288,584)   $ 52,694,043

Purchase of 3,900 shares of common stock for
  treasury                                                                                           (25,519)        (25,519)

Issuance of 563,095 shares of common
  stock upon acquisition of minority
  interests in consolidated bank subsidiaries      5,550,731                                                       5,550,731

Components of comprehensive income:
  Net income for the period                                        1,452,063                                       1,452,063
  Market value adjustment for investment
    securities available
    for sale (net of tax effect)                                                      79,811                          79,811
       Comprehensive income
         for the period                                                                                            1,531,874
                                                ------------    ------------    ------------    ------------    ------------

BALANCES AT SEPTEMBER 30, 2001                  $ 60,510,358    $    486,481    $     68,393    $ (1,314,103)   $ 59,751,129
                                                ============    ============    ============    ============    ============

                          SUN COMMUNITY BANCORP LIMITED
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000

                                                                            2001                2000
                                                                        -------------       -------------
OPERATING ACTIVITIES
  Net income                                                            $   1,452,063       $     505,144
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Minority interest in net income (losses)
      of consolidated subsidiaries                                            461,671            (249,579)
    Provision for loan losses                                               2,769,613           2,667,480
    Depreciation of premises and equipment                                  1,252,530           1,006,204
    Amortization of goodwill                                                  168,732              45,225
    Net accretion of investment security discounts                             (7,820)            (51,831)
    Gain from sale of premises and equipment                                     (181)
  Origination and purchases of loans held for resale                     (123,051,289)        (41,981,618)
  Proceeds from sales of loans held for resale                            119,473,826          38,920,681
  Decrease (increase) in accrued interest income and other assets          (3,484,700)          1,677,205
  Increase (decrease) in accrued interest and other liabilities               988,709            (153,585)
                                                                        -------------       -------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                               23,154           2,385,326

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities
    available for sale                                                     11,661,108          44,444,649
  Purchases of investment securities available for sale                   (11,108,393)        (23,605,199)
  Net increase in portfolio loans                                        (171,356,124)       (170,700,567)
  Purchases of premises and equipment                                      (1,143,504)         (1,613,510)
  Proceeds from sale of premises and equipment                                 16,245
                                                                        -------------       -------------

       NET CASH USED BY INVESTING ACTIVITIES                             (171,930,668)       (151,474,627)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                      107,867,110          79,308,035
  Net increase in certificates of deposit                                  83,150,471          89,461,120
  Proceeds from short-term borrowings                                       8,287,500           1,050,000
  Purchase of common stock for treasury                                       (25,519)         (1,062,010)
  Net proceeds from issuance of common stock                                                       42,240
  Purchase of minority interests                                           (1,507,945)
  Resources provided by minority interests                                  3,397,681           2,038,208
                                                                        -------------       -------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                           201,169,298         170,837,593
                                                                        -------------       -------------

      INCREASE IN CASH AND CASH EQUIVALENTS                                29,261,784          21,748,292

Cash and cash equivalents at beginning of period                           73,440,337          48,814,658
                                                                        -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 102,702,121       $  70,562,950
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

     The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

     As of September 30, 2001, efforts were underway for the formation of additional banks in California and Nevada.

Note C - Acquisition of Minority Interests in Bank Subsidiaries

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

     Effective September 30, 2001, Southern Arizona Community Bank (previously a majority-owned subsidiary of Sun) became a wholly-owned subsidiary resulting from the minority shareholders of Southern exchanging their Southern shares for shares of Sun. The exchange ratio was based on 150% of Southern's adjusted book value. As a result of the share exchange, the minority owners of Southern became shareholders of Sun. About 282,600 new shares of Sun's common stock were issued in this transaction.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED

Note C - Acquisition of Minority Interests in Bank Subsidiaries (Continued)

     At September 30, 2001, a similar proposed share exchange transaction was pending regarding Mesa Bank. At a shareholders' meeting in October 2001, Mesa's shareholders (other than Sun) approved the proposed share exchange. Such share exchange will be completed prior to December 31, 2001.

Note D - Net Income Per Share

     The computations of basic and diluted earnings per share were as follows:

                                                 Three Months Ended September 30   Nine Months Ended September 30
                                                 -------------------------------   ------------------------------
                                                       2001           2000               2001           2000
                                                    ----------     ----------         ----------     ----------
Numerator--net income for the period                $  656,572     $  243,734         $1,452,063     $  505,144
                                                    ==========     ==========         ==========     ==========
Denominator:
  Weighted average number of common shares
    outstanding (denominator for basic
    earnings per share)                              5,951,761      5,704,267          5,764,732      5,559,335
  Effect of dilutive securities - stock options        142,781         78,687             79,206         77,617
                                                    ----------     ----------         ----------     ----------
Denominator for diluted net income per share --
  Weighted average number of common shares
    and potential dilution                           6,094,542      5,782,954          5,843,938      5,636,952
                                                    ==========     ==========         ==========     ==========
Net income per share:
     Basic                                          $     0.11     $     0.04         $     0.25     $     0.09
                                                    ==========     ==========         ==========     ==========
     Diluted                                        $     0.11     $     0.04         $     0.25     $     0.09
                                                    ==========     ==========         ==========     ==========

Note E - Impact of New Accounting Standards

     Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Sun's consolidated financial statements.

     In early July 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for allowances for loan losses. While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how the calculation, adequacy and approval of the allowances should be documented by management.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUN COMMUNITY BANCORP LIMITED - CONTINUED

Note E - Impact of New Accounting Standards (Continued)

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This new standard is not expected to have a material effect on Sun's consolidated financial statements.

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Management has not completed its analysis of this new standard; however, its preliminary review has concluded that, upon implementation, no material effect on Sun's consolidated financial statements is expected, other than the elimination of goodwill amortization.

     The FASB has also recently issued Statement No. 143 (ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS) and No. 144 (ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS). Management has not completed its review of these new standards; however, implementation of the new guidance is not expected to have a material effect on Sun's consolidated financial statements.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Sun's consolidated financial statements.

              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition

     Total assets approximated $732.8 million at September 30, 2001, an increase of $206.0 million from the December 31, 2000 level of $526.8 million. The balance sheets include Sun and its consolidated subsidiaries. In January 2001, Sunrise Bank of San Diego located in San Diego, California, commenced operations and was added to the consolidated group as a majority-owned subsidiary of Sunrise Capital Corporation, a majority-owned subsidiary of Sun.

     Portfolio loans increased during the nine-month period by approximately $171.0 million. Loan growth was funded primarily by higher levels of time deposits and borrowings. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $161.9 million, consistent with the banks' emphasis on commercial lending activities.

     The allowance for loan losses at September 30, 2001 approximated $7.9 million or 1.33% of total portfolio loans, an increase from the year-end 2000 ratio of 1.29%.

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

              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the nine-month periods (in thousands):

                                                              2001         2000
                                                             ------       ------
Allowance for loan losses at January 1                       $5,440       $2,371

  Loans charged-off                                             355          480
  Recoveries                                                     48           74
                                                             ------       ------
       Net charge-offs                                          307          406
  Additions to allowance charged to expense                   2,770        2,667
                                                             ------       ------

Allowance for loan losses at September 30                    $7,903       $4,632
                                                             ======       ======

     The amounts summarized in the following table (in thousands), include all loans for which management has concerns based on Sun's loan rating system, and should not be interpreted as an indication of future charge-offs.

                                          September 30, 2001  December 31, 2000
                                          ------------------  ------------------
                                                    Percent             Percent
                                                   of Total            of Total
                                                   Portfolio           Portfolio
                                           Amount    Loans     Amount    Loans
                                          --------   -----    --------   -----
Commercial                                $  7,493    1.26%   $  5,170    1.22%
Real estate mortgage                           275    0.05          58    0.01
Installment                                    135    0.02         212    0.05
                                          --------   -----    --------   -----

Total allowance for loan losses           $  7,903    1.33%   $  5,440    1.29%
                                          ========   =====    ========   =====

  Total portfolio loans outstanding       $593,393            $422,344
                                          ========            ========

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 2000 and through September 30, 2001.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                   September 30      December 31
                                                       2001             2000
                                                      ------           ------
Nonaccrual loans:
  Commercial                                          $3,017           $1,793
  Real estate                                                              14
  Installment
                                                      ------           ------
Total nonaccrual loans                                 3,017            1,807

Past due (>90 days) loans:
  Commercial                                             263
  Real estate                                             50
  Installment
                                                      ------           ------
Total past due loans                                     313               --
                                                      ------           ------

Total nonperforming loans                             $3,330           $1,807
                                                      ======           ======

     Nonperforming loans increased $1.5 million during the first nine months of 2001; however, they continued at a low level in relation to total loans. These consist of a small number of loans, in various stages of resolution, which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past-due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan classifications. At inception, all loans are individually assigned a classification which grade the credits on a risk basis, based on the type and discounted value of collateral, financial strength of the borrower and guarantors and other factors such as nature of the borrowers' business climate, local economic conditions and other subjective factors. The loan classification process is fluid and subjective.

     Potential  problem loans  include  loans which are generally  performing as agreed, however, because of loan review's and/or lending staff's risk assessment, increased monitoring is deemed appropriate. In addition, some loans are assigned a more adverse classification, with specific performance issues or other risk factors requiring close management and development of specific remedial action plans.

     Loan review and loan classification activities were augmented in September 2001 in response to continued and worsening general conditions of the United States economy, in part due to the terrorist attacks in New York, Pennsylvania and the Nation's Capitol. With deterioration of general economic conditions prior to September 11, 2001--the events on that date and subsequently--management undertook a more thorough and deeper review of all loans and related loan classifications.

     At September 30, 2001, potential problem loans (including nonperforming loans) approximated $20.3 million or less than 4% of total consolidated portfolio loans. Such totals doubled in the period ended September 30, 2001 as a result of management's ongoing and augmented loan review and loan classification activities. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and allowance ratios (dollars in thousands):

                                                                                                                  Allowance as a
                                                                                                                    Percentage
                                              Total              Allowance for             Nonperforming             of Total
                                         Portfolio Loans          Loan Losses                  Loans              Portfolio Loans
                                     ----------------------   ---------------------    ----------------------     ---------------
                                       Sept 30     Dec 31      Sept 30       Dec 31     Sept 30       Dec 31      Sept 30  Dec 31
                                        2001        2000         2001         2000        2001         2000         2001    2000
                                     ---------   ---------    ---------    ---------   ---------    ---------       ----    ----
Arrowhead Community Bank(1)          $  26,175   $   4,724    $     393    $      71                                1.50%   1.50%
Bank of Tucson                          84,484      75,359        1,208        1,023                                1.43    1.36
Camelback Community Bank                53,993      37,822          692          483   $     250                    1.28    1.28
East Valley Community Bank(1)           27,062      25,937          423          357         219                    1.56    1.38
Mesa Bank(1)                            39,922      28,930          511          374                $      27       1.28    1.29
Southern Arizona Community Bank         45,607      36,135          582          434          50                    1.28    1.20
Valley First Community Bank             41,089      42,759          526          663         963          306       1.28    1.55
Yuma Community Bank(1)                  15,786         800          236           13                                1.49    1.62
Nevada Community Bancorp Limited:
  Black Mountain Community Bank(1)      36,778      17,052          552          257         240          241       1.50    1.41
  Desert Community Bank(1)              47,760      29,426          716          441       1,293        1,089       1.50    1.50
  Red Rock Community Bank(1)            62,490      38,666          938          586                                1.50    1.52
Sunrise Capital Corporation:
  Sunrise Bank of Albuquerque(1)        26,851      16,259          377          238         263                    1.40    1.46
  Sunrise Bank of Arizona(1)            57,278      59,465          770          650          52           35       1.34    1.09
  Sunrise Bank of San Diego(1)          28,118                      380                                             1.35
Other, net                                           9,010         (401)        (150)                     109
                                     ---------   ---------    ---------    ---------   ---------    ---------       ----    ----
Consolidated                         $ 593,393   $ 422,344    $   7,903    $   5,440   $   3,330    $   1,807       1.33%   1.29%
                                     =========   =========    =========    =========   =========    =========       ====    ====

(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

              [The remainder of this page intentionally left blank]

Results of Operations

     Net income for the nine months ended September 30, 2001 approximated $1,452,000 ($0.25 per share), compared to $505,000 ($0.09 per share) during the corresponding period of 2000. Net income of $657,000 ($0.11 per share) for the three months ended September 30, 2001 significantly surpassed the corresponding 2000 period results of $244,000 ($.04 per share).

     Operating results and total assets (dollars in thousands) were as follows:

                                                                            Nine months ended September 30
                                                             ---------------------------------------------------------------
                                                                                         Return on             Return on
                                         Total Assets            Net Income           Beginning Equity       Average Assets
                                    ----------------------   ------------------       ----------------      ----------------
                                      Sept 30      Dec 31
                                       2001         2000        2001       2000        2001       2000       2001       2000
                                    ---------    ---------   --------    -------      -----      -----      -----       ----
Arrowhead Community Bank(1)         $  29,014    $   8,091   $   (359)   $  (201)       n/a        n/a        n/a        n/a
Bank of Tucson                        117,708       98,285      1,609      1,515      25.08%     29.09%      2.00%      2.25%
Camelback Community Bank               66,317       49,364        325        146      10.94       5.87        .81        .50
East Valley Community Bank             38,902       34,392        (35)      (474)       n/a        n/a        n/a        n/a
Mesa Bank                              46,932       36,529        302        136       9.72       4.67        .95        .60
Southern Arizona Community Bank        50,789       40,156        200         88       6.80       3.16        .58        .35
Valley First Community Bank            50,238       53,081        354        183       8.96       5.87        .86        .52
Yuma Community Bank(1)                 18,788        5,064       (356)       n/a        n/a        n/a        n/a        n/a
Nevada Community Bancorp Limited:
 Black Mountain Community Bank(1)      48,930       26,060        (12)      (396)       n/a        n/a        n/a        n/a
 Desert Community Bank                 54,916       35,511        100       (152)      2.99        n/a        .29        n/a
 Red Rock Community Bank               74,804       44,193        542         39       9.12       0.67       1.17       0.19
Sunrise Capital Corporation:
 Sunrise Bank of Albuquerque(1)        36,457       19,762         64       (309)      2.36        n/a        .27        n/a
 Sunrise Bank of Arizona               67,877       63,930        472        101      12.33       3.18        .97        .31
 Sunrise Bank of San Diego(2)          36,857          n/a       (833)       n/a        n/a        n/a        n/a        n/a
Other, net                             (5,705)      12,415       (921)      (171)       n/a        n/a        n/a        n/a
                                    ---------    ---------   --------    -------      -----      -----      -----       ----

Consolidated                        $ 732,824    $ 526,833   $  1,452    $   505       3.67%      1.35%      0.31%      0.17%
                                    =========    =========   ========    =======      =====      =====      =====       ====

n/a  Not applicable
(1)  Commenced operations as DE NOVO banks in 2000.
(2)  Commenced operations as a DE NOVO bank in 2001.

     Net interest income increased to $26.6 million during the nine-month 2001 period versus $17.9 million in the corresponding period of 2000 primarily due to growth in total assets and the number of banks within the consolidated group.

     Noninterest income increased to $1.1 million for the 2001 nine-month period, as compared with $695,000 in 2000. Service charge revenue nearly doubled in the 2001 period compared to the same period in 2000. This increase is primarily related to higher transaction volume and the larger number of customers resulting from the addition of new banks in recent years.

     Provisions for loan losses approximated $2.8 million for the nine months ended September 30, 2001 compared to $2.7 million during the 2000 period. The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

     Noninterest expense for the nine months ended September 30, 2001 was $22.2 million compared with $15.6 million in 2000. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group and the larger number of data processing and other administrative support staff necessary for the increased number and size of banks.

Liquidity and Capital Resources

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $191 million for the nine-month 2001 period, compared to $168.8 million in 2000. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source.

     Noninterest-bearing deposits approximated 17.6% of total deposits at September 30, 2001, a decrease from the December 31, 2000 level of 19.4%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Deposit growth in 2001 has been deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Some of the banks have lines of credit with unaffiliated banks. Borrowings thereunder approximated $8 million at September 30, 2001. These borrowings increased in 2001 as a lower-cost funding source versus various rates and maturities of time deposits.

     Cash and cash equivalents amounted to $102.7 million or 14.0% of total assets at September 30, 2001 as compared with $73.4 million or 13.9% of total assets at December 31, 2000. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at September 30, 2001 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Sun's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At September 30, 2001 Sun and its banks had approximately $13.2 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

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

              [The remainder of this page intentionally left blank]

     Stockholders' equity, as a percentage of total assets, approximated 8.2% at September 30, 2001, a decrease from the beginning of the year ratio of 10.0%. Total capital funds (stockholders' equity, plus minority interests in consolidated subsidiaries) aggregated $85.6 million or 11.7% of total assets at September 30, 2001. The following table summarizes the amounts (in thousands) and related ratios of individually significant subsidiaries (assets of $50 million or more at the beginning of 2001) and consolidated regulatory capital position at September 30, 2001:

                                                                         Valley First
                                           Sunrise Bank      Bank of       Community
                                            of Arizona       Tucson          Bank       Consolidated
                                            ----------       ------          ----       ------------
Total capital to total assets:
  Minimum required amount                  >= $ 2,715     >= $ 4,708      >= $ 2,010     >= $29,313
  Actual amount                               $ 5,608        $ 9,624         $ 5,625        $59,751
    Ratio                                        8.26%          8.18%          11.20%          8.15%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)               >= $ 2,219     >= $ 3,641      >= $ 1,780     >= $25,276
  Actual amount                               $ 5,605        $ 9,460         $ 4,654        $82,107
    Ratio                                       10.11%         10.39%          10.46%         12.99%

Combined Tier I and Tier II capital to
 risk-weighted assets:
  Minimum required amount(2)               >= $ 4,437     >= $ 7,281      >= $ 3,560     >= $50,551
  Amount required to meet
    "Well-Capitalized" category(3)         >= $ 5,547     >= $ 9,102      >= $ 4,451     >= $63,189
  Actual amount                               $ 6,299        $10,599         $ 5,180        $90,006
    Ratio                                       11.36%         11.65%          11.64%         14.24%

----------
(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Sun's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Sun may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Sun. At September 30, 2001, plans were underway for the formation of additional banks in California and Nevada.

     In April 2000, Sun announced plans to purchase up to $3 million of its common stock in open market purchases. The shares repurchased in this manner may be retained as treasury shares, retired, used for implementation of an employee stock ownership plan or for other business purposes. To the extent such share purchases are made, they will have the impact of increasing the percentage ownership of Sun by Capitol Bancorp Ltd., Sun's principal shareholder. The share purchase program will be funded from Sun's existing resources, principally short-term loans and investments. Through September 30, 2001, total purchases approximated $1.3 million.

     Camelback Community Bank reached its 36th month of operation in May 2001. In June 2001, Sun offered the minority owners of Camelback an opportunity to exchange their Camelback shares for shares of Sun. The exchange ratio was based on 150% of Camelback's adjusted book value and was completed effective June 30, 2001. As a result of the share exchange, the minority owners of Camelback became shareholders of Sun. About 280,500 new shares of Sun's common stock were issued in the Camelback share exchange transaction. Effective September 30, 2001, Sun entered into a similar share exchange transaction with the minority shareholders of Southern Arizona Community Bank (previously a majority-owned subsidiary of Sun), issuing about 282,600 new shares of Sun's common stock.

     At September 30, 2001, a similar proposed share exchange transaction was pending regarding Mesa Bank. At a shareholders' meeting in October 2001, Mesa's shareholders (other than Sun) approved the proposed share exchange. Such share exchange will be completed prior to December 31, 2001.

     Effective June 30, 2000, Sun entered into a share exchange transaction with the minority shareholders of Valley First Community Bank (previously a majority-owned subsidiary of Sun), issuing about 298,000 shares of Sun's common stock.

TRENDS AFFECTING OPERATIONS

     One of the most significant trends which can impact the financial condition and results of operations of financial institutions are changes in market rates of interest.

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

     In January 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates on two separate dates, for a total decrease of 100 basis points. In March 2001, another 50 basis points decrease was initiated by the Federal Reserve, followed by decreases of 50 basis points in both April and May 2001 and 25 basis points in June 2001. In the third quarter of 2001, the Federal Reserve decreased interest rates 25 basis points in August and 50 basis points in September.

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

     Widespread media reports of concerns about the health of the domestic economy have continued in 2001. While local economic conditions appear to indicate a weakening environment, loan losses in this interim period of 2001 have remained at a low level. In 2001, however, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may trend upward as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

     Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Sun's consolidated financial statements.

     In early July 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for allowances for loan losses. While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how the calculation, adequacy and approval of the allowances should be documented by management.

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This new standard is not expected to have a material effect on Sun's consolidated financial statements.

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Management has not completed its analysis of this new standard; however, its preliminary review has concluded that, upon implementation, no material effect on Sun's consolidated financial statements is expected, other than the elimination of goodwill amortization.

     The FASB has also recently issued Statement No. 143 (ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS) and No. 144 (ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS). Management has not completed its review of these new standards; however, implementation of the new guidance is not expected to have a material effect on Sun's consolidated financial statements.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Sun's consolidated financial statements.

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

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

                    None.

        (b)  Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

Date: November 9, 2001